Form 10-Q
period 1996-03-31
BEC GROUP INC
filed 1996-05-16
CIK 1008114

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO________

COMMISSION FILE NUMBER 1-14360

                                BEC GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        Delaware                                        13-3868804
       ----------                                       ----------
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)


Suite B-302
555 Theodore Fremd Avenue
Rye, New York                                              10580
- --------------                                             -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                  (ZIP CODE)

Registrant's telephone number, including area code:  (914) 967-9400


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X     NO
                                                ---        ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

Common Shares, par value $.01 -- 17,502,902 Shares as of May 3, 1996

                                 Page 1 of 28.
                       Exhibit Index Appears at page 14.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.          CONDENSED FINANCIAL STATEMENTS

                                BEC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                            Pro Forma
                                                    March 31, 1996       March 31, 1996       December 31, 1995
                                                    --------------       --------------       -----------------
ASSETS
Current assets:
  Cash and cash equivalents                         $        11,182      $         5,089      $         4,903
  Trade receivables, net                                     37,840               37,840               29,438
  Inventories                                                48,129               48,129               52,337
  Other current assets                                        7,770                7,770                7,313
                                                    ---------------      ---------------      ---------------
      Total current assets                                  104,921               98,828               93,991

Property and equipment, net                                  16,754               16,754               16,746
Goodwill, net                                                17,280               17,280               17,341
Intangible assets, net                                       10,590               10,590               10,985
Equity in and notes receivable
  from affiliated companies                                  10,580               10,580               10,564
Investment in discontinued operations                             0                    0              127,316
Other assets                                                 16,680               16,680               19,015
                                                    ---------------      ---------------      ---------------
      Total assets                                  $       176,805      $       170,712      $       295,958
                                                    ===============      ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit                          $        26,000      $        24,500      $        62,500
  Short-term debt and current
      portion of long term debt                                 233                  233                  238
  Accounts payable                                           22,189               22,189               23,068
  Accrued compensation                                        2,508                2,508                3,080
  Other accrued expenses                                     25,304               19,211               11,728
                                                    ---------------      ---------------      ---------------
      Total current liabilities                              76,234               68,641              100,614

Term loan                                                    20,000               20,000                    0
Long-term debt                                               18,533               18,533               18,606
Convertible subordinated notes                               40,950               20,755               40,950
Other                                                         9,251                9,251                4,731
                                                    ---------------      ---------------      ---------------
      Total liabilities                                     164,968              137,180              164,901

Contingent valuation right                                    4,570                4,570                    0

Stockholders' equity:
  Preferred stock - par value $1;
      500 shares authorized; none outstanding
  Common stock - par value $.01; 50,000 shares
      authorized; 16,189; 17,502 and 32,101
      shares issued                                             162                  175                  321
  Additional paid-in capital                                  7,174               28,856              131,553
  Cumulative translation adjustment                             (69)                 (69)                 (77)
  Treasury stock - 0, 0 and 195 shares, at cost                   0                    0               (1,365)
  Retained earnings                                               0                    0                  625
                                                    ---------------      ---------------      ---------------
      Total stockholders' equity                              7,267               28,962              131,057
                                                    ---------------      ---------------      ---------------
      Total liabilities and stockholders' equity    $       176,805      $       170,712      $       295,958
                                                    ===============      ===============      ===============





            See accompanying notes to condensed financial statement.

                                BEC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                                             Three months ended March 31,
                                                             ----------------------------
                                                                1996            1995
                                                             ----------      ----------
REVENUES:
Net sales                                                    $   45,664      $   45,502

COSTS AND EXPENSES:
Cost of sales                                                    25,547          23,086
Selling, general and administrative                              16,195          17,510
Interest expense                                                  1,656           1,569
Other income                                                       (464)           (949)
                                                             ----------      ----------
  Total costs and expenses                                       42,934          41,216
                                                             ----------      ----------

Income from continuing operations before income taxes             2,730           4,286
Provision for income taxes                                          983           1,543
                                                             ----------      ----------
Income from continuing operations                                 1,747           2,743

Income from discontinued operations                             101,727           2,277
                                                             ----------      ----------
Net income                                                      103,474           5,020

Retained earnings at beginning of year                              625           7,385
Dividends                                                      (230,071)              0
Other movements                                                 229,446               0
                                                             ----------      ----------
Retained earnings at the end of the period                   $        0      $   12,405
                                                             ==========      ==========

Pro forma weighted average shares outstanding                    17,600          17,600

EARNINGS PER SHARE:
Income loss from continuing operations                       $     0.10      $     0.16
Income from discontinued operations                                5.78            0.13
                                                             ----------      ----------
Net income                                                   $     5.88      $     0.29
                                                             ==========      ==========

SUPPLEMENTARY INFORMATION:
Depreciation and amortization from continuing operations     $    2,447      $    2,579
Capital expenditures from continuing operations                   3,376           3,736


           See accompanying notes to condensed financial statements.

                                BEC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                         For the three months ended March 31
                                                         -----------------------------------
                                                                 1996            1995
                                                              ----------      ----------
Cash flows from operating activities:
  Net cash used by continuing operations                      $     (510)     $  (12,985)
  Net cash provided (used) by discontinued operations               (715)            168
                                                              ----------      ----------
         Net cash used by operating activities                    (1,225)        (12,817)
                                                              ----------      ----------

Cash flows from investing activities:
  Capital expenditures                                            (3,376)         (3,736)
  Cash paid for acquisitions                                           0          (2,117)
  Cash received from affiliates                                        0              70
  Proceeds from sale of fixed assets                                   0               8
  Net cash provided (used) by discontinued operations            254,570            (493)
                                                              ----------      ----------
         Net cash provided (used) by investing activities        251,194          (6,268)
                                                              ----------      ----------

Cash flows from financing activities:
  Proceeds from revolving credit line                              5,022          16,841
  Proceeds (payments) from long term obligations                     (59)          1,341
  Payments from short term obligations                                 0          (4,353)
  Proceeds from issuance of common stock                           1,413              91
  Cash dividends to stockholders                                (230,071)              0
  Net cash used by  discontinued operations                      (20,003)           (346)
                                                              ----------      ----------
         Net cash provided (used) by financing activities       (243,698)         13,574
                                                              ----------      ----------

Effect on cash of changes in foreign exchange rates                    8               0

Net increase (decrease) in cash                                    6,279          (5,511)
                                                              ----------      ----------

Cash and cash equivalents at beginning of year                     4,903          17,350
                                                              ----------      ----------
Cash and cash equivalents at end of period                    $   11,182      $   11,839
                                                              ==========      ==========


           See accompanying notes to condensed financial statements.

                                BEC GROUP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)
                                  (Unaudited)

                                              Common Stock      Additional                                           Stock-
                                              ------------        Paid-In     Retained                 Treasury     holders'
                                          Shares    Par Value     Capital     Earnings    Adjustment     Stock       Equity
                                        ---------   ---------    ---------    ---------   ----------   ---------    ---------
Balance at December 31, 1995               32,101   $     321    $ 131,553    $     625   $     (77)   $  (1,365)   $ 131,057
Shares issued for acquisitions                  1                        6                                                  6
Exercise of Benson stock options              216           2        1,288                                              1,290
Translation adjustment                                                                            8                         8
Issuances of common stock under the
   Employee Stock Purchase Plan                16                      123                                                123
Net income                                                                      103,474                               103,474
Cancellation of Treasury Stock               (195)         (2)      (1,363)                                1,365            0
Dividend to Benson shareholders                                   (125,972)   (104,099)                              (230,071)
Reverse split to reflect spin off         (16,070)       (161)         161                                                  0
Payment for cancellation of
   Benson stock options                       120           2        1,378                                              1,380
                                        ---------   ---------    ---------    ---------   ---------    ---------    ---------
Balance at March 31, 1996                  16,189   $     162    $   7,174    $       0   $     (69)   $       0    $   7,267
                                        =========   =========    =========    =========   =========    =========    =========

           See accompanying notes to condensed financial statements.

                                BEC GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, Regulation S-X and the instructions for Form 10-Q and Regulation S-X. These statements contain all adjustments, consisting of only normal recurring adjustments, which in the opinion of management are necessary to fairly present the consolidated financial position of the Company as of March 31, 1996 and its results of operations and cash flows for the three months ended March 31, 1996. The results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated balance sheet at December 31, 1995 reflects the investment in discontinued operations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1.

NOTE 2 - DISCONTINUED OPERATIONS

On May 3, 1996, Benson Eyecare Corporation ("Benson"), BEC Group (the "Company" or "BEC"), Essilor International, S.A. ("Essilor"), Essilor of America, Inc. ("Essilor of America"), a wholly owned subsidiary of Essilor and Essilor Acquisition Corporation, Inc. ("Essilor Sub"), a wholly owned subsidiary of Essilor of America, entered into an Agreement and Plan of Merger, as amended (the "Merger") pursuant to which Essilor purchased Benson and the Omega Group, Benson's wholesale optical laboratory business. Benson also entered into an Asset Purchase Agreement, pursuant to which Benson's lens manufacturing business, Orcolite, was purchased by the Monsanto Company (the "Asset Sale").

Pursuant to the Merger, each outstanding share of Benson common stock was exchanged for $6.60 in cash and one share of BEC's common stock was received for every two shares of Benson common stock. Upon consummation of the Merger, the equity interest in Benson of its stockholders ceased and Benson became a wholly owned subsidiary of Essilor of America. Also upon consummation of the Merger, BEC became a Registrant whose common shares are traded on the New York Stock Exchange.

For accounting purposes, BEC is considered the continuing entity. Accordingly, the Merger and Asset sale were considered to be a sale of Omega and Orcolite by BEC to Essilor and Monsanto, respectively. The accounting treatment of the Merger and Asset Sale differs from the legal and federal income tax treatment. The gain on the sale of these businesses and the results of operations for these businesses are presented as discontinued operations of BEC. The cash merger consideration is treated as a dividend of BEC Group, Inc. The assets of the discontinued operations, net of liabilities, are presented as investment in discontinued operations at December 31, 1995.

Summarized information on the discontinued operations is as follows:

                                             For the three months ended March 31,
                                                    1996             1995
                                                    ----             ----
Net Sales                                         $  37,042        $  31,829
                                                  =========        =========

Income before income taxes                        $   2,839        $   2,463

Income tax expense                                    1,022              186
Gain on sale of discontinued operations              99,910                0
                                                  ---------        ---------
Net income                                        $ 101,727        $   2,277
                                                  =========        =========


Gain on sale of discontinued operations was determined as follows:

         Sales price                               256,961
         Less net assets sold                     (130,181)
         Less transaction expenses                 (26,870)
                                                   -------
         Gain                                      $99,910
                                                   =======


NOTE 3 - PRO FORMA BALANCE SHEET

As of March 31, 1996, Benson had outstanding $40.95 million of Convertible Subordinate Notes due 2001, (the "Convertible Notes"). As of May 3, 1996, 99% of the note holders (holding $40,391 million) accepted the terms of the Agreement for Conversion and Exchange of Notes (the "Conversion and Exchange Agreement") whereby each Convertible Note holder agreed to convert half of the principal amount at a conversion price of $7.90 into Benson common stock and directly into Merger Consideration and to exchange the other half for new notes in BEC. The new Convertible Notes are due May 3, 2002 (the "New Convertible Notes"), bear interest at 8% and are convertible into BEC common stock at a conversion price of $5.75 per share. Interest on the New Convertible Notes is not payable until maturity or conversion and at BEC Group's option may be paid in kind instead of cash. Accordingly, in the pro forma balance sheet, 99% of the Convertible Notes are shown reflecting the Conversion and Exchange Agreement. Additionally, the pro forma balance sheet reflects the use of cash to pay down the credit facility between March 31 and May 3 and to pay transaction expenses immediately following the transaction on May 3, 1996.

The 17.5 million number of shares outstanding shown on the pro forma balance sheet includes the 1.3 million shares issued in connection with the Conversion and Exchange Agreement. The pro forma weighted average shares outstanding shown in the statements of operations includes 100,000 common stock equivalents representing Benson options converted to BEC options in connection with the Merger.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Merger and Asset Sale

On May 3, 1996, Benson, BEC, Essilor, Essilor of America and Essilor Sub effected a Merger pursuant to which Essilor purchased Benson and the Omega Group, Benson's wholesale optical laboratory business. Benson also entered into an Asset Purchase Agreement, pursuant to which Benson's lens manufacturing business, Orcolite, was purchased by the Monsanto Company on May 3, 1996 (the "Asset Sale"). Pursuant to the Merger, each outstanding share of Benson common stock was exchanged for $6.60 in cash and one share of BEC's common stock was received for every two shares of Benson common stock. For accounting purposes, BEC is considered the continuing entity. Accordingly, the Merger and Asset sale were considered to be a sale of Omega and Orcolite by BEC to Essilor and Monsanto, respectively. The accounting treatment of the Merger and Asset Sale differs from the legal structure and the federal income tax treatment. The gain on the sale of these businesses and the results of operations for these businesses are presented as discontinued operations of BEC. The cash merger consideration is treated as a dividend of BEC Group, Inc. The assets of the discontinued operations, net of liabilities, are presented as investment in discontinued operations at December 31, 1995.

The discussion of the results of operations will consist mainly of a discussion of the continuing operations of BEC Group, Inc.

Results of Operations

QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995

Net sales for the three months ended March 31, 1996 were $45.7 million compared to $45.5 million for the same period in 1995. The Company's Optical Technologies Group sales increased from $8.3 million in the first quarter of 1995 to $10.7 million for the same period in 1996. Additionally, within the Company's Sunglass Group, Bolle sales increased 18% compared to the first quarter of 1995. These increases were offset by a decrease in sales at the Foster Grant Group. Sales from Superior Eye Care, Inc. ("Superior"), which was sold on June 28, 1995, were also included in first quarter 1995 sales.

The gross profit margin decreased from 49.3% in the first quarter of 1995 to 44% in 1996. The decrease was partly due to Superior fee income being included in 1995. Furthermore, the Sunglass Group is contributing lower gross margins in 1996 as a result of the Foster Grant Group reorganization in 1995. Gross margins in the Optical Technologies Group were consistent with prior years.

Selling, general and administrative expense decreased from $15.5 million or 38% of net sales in the first quarter of 1995 to $16.2 million or 35% of net sales in the first quarter of 1996. This decrease was effected by head office cost savings achieved at Bolle and BEC. Bolle's savings result from the elimination of the costs of being a stand-alone public company. BEC costs have decreased accordingly with the smaller size of BEC as compared to Benson.

Interest expense for the first quarter of 1996 was $1.7 million compared to $1.6 million in 1995 primarily due to higher outstanding debt.

Other income in 1996 consists primarily of equity income from the Company's investment in Eyecare Products, plc and interest income on notes receivable. In 1995, other income was higher due to nonrecurring income earned from the sale of assets.

The effective income tax rate used for both 1995 and 1996 was 36% based on the expected effective income tax rate for BEC.

Liquidity and Capital Resources

During the three months ended March 31, 1996, net current assets increased to $28.7 million. The increase in net current assets is primarily due to the seasonal increase in trade accounts receivable and the fact that the new Credit Facility described in Part II, Item 5 of this Form 10-Q was not yet in place. Working capital and continuing operations required the use of approximately $510,000 in the first quarter of 1996, reflecting a $2.7 million decrease in accounts payable and accrued expenses, and an $8.5 million increase in accounts receivable, offset primarily by a $4.1 million decrease in inventory. The significant increase in accounts receivable is primarily due to the Sunglass Group where seasonality causes receivables to increase through June. Capital expenditures for BEC's continuing operations required the use of $3.4 million of cash. These uses of cash were funded primarily through increases in the revolving credit facility. The Company expects cash flow from operations combined with available borrowing capacity under the revolving credit facility to be sufficient to fund the Company's operating needs in the short term. On a long term basis, if cash for expansion or acquisitions is required, the Company has had a successful track record of being able to access the public equity and debt markets for capital and liquidity.

Seasonality and Quarterly Results

The Company's Sunglass Group is seasonal in nature with the first and second quarters having increased sales due to the high demand for sunglasses during that period. Therefore, operating results will be subject to fluctuation from quarter to quarter.

                          PART II.   OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On May 3, 1996, the Company effected its spinoff from Benson Eyecare Corporation ("Benson") and commenced trading on the New York Stock Exchange. The Company is a leading optics company through its Sunglass Group and Optical Technologies Group.

The spinoff accompanied the merger of Benson into Essilor International, S.A. In the spinoff, shareholders of Benson received $6.60 in cash for each share of Benson held plus one share of the common stock of the Company for every two shares of Benson held.

The Sunglass Group includes the Foster Grant Group, the largest distributor of popular-priced sunglasses and non-prescription reading glasses in the United States, and Bolle America, Inc., which co-designs, markets and distributes premium sunglasses, sport shields and ski goggles under the Bolle(R) trademark in the U.S., Mexico and Costa Rica. The Foster Grant Group's owned brands include Foster Grant(R), Blues(R), FG Sport(R), and Rebels(R); its licensed brands include ABC Sports(R), Coppertone(R), Revlon(R) and Spalding(R).

The Optical Technologies Group is composed of ORC Lighting Products, which designs and manufactures xenon and mercury-xenon short-arc lamps and mini-systems that incorporate lamps, optics and electronic componentry; ORC Electronic Products, which manufactures the Opti-Beam(R) and Pro-Form(R) lines of photo exposure systems, and ORC Electroformed Products, which manufactures metal optics and abrasion protection products.

In addition, the Company owns approximately 28% of Eyecare Products Plc, a London Stock Exchange listed company that owns L'Amy, the largest optical frame manufacturer in France. L'Amy has the worldwide licenses to the Lacoste(R), Nina Ricci(R), Ted Lapidus(R) and Chevignon(R) brands and sells its own Lunettes L'Amy(R) and Visions(R) brands.

On April 3, 1996, the Company and certain of its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders (the "Lenders"), led by NationsBank, N.A., ("NationsBank"). The Credit Agreement provides for a $50 million credit facility, which is comprised of two separate facilities: a term loan facility which provides a term loan in the principal amount of $20 million and a revolving credit facility in the maximum aggregate principal amount of $30 million, which includes a letter of credit subfacility of $5 million. The interest rate applicable to the credit facilities will equal the Base Rate or the Eurodollar Rate (each, as defined in the Credit Agreement), as the Company may from time to time elect. The Base Rate will generally be equal to the sum of (a) the greater of (i) the prime rate as announced from time to time by NationsBank or (ii) the Federal Funds Rate plus one-half percent (0.5%), and (b) a margin ranging from 0% to .375%, depending upon the Company's satisfaction of certain financial criteria. The Eurodollar Rate will generally be equal to the interbank offered rate for Eurodollar deposits, as adjusted to give effect to Eurodollar reserve requirements, plus a margin ranging from .625% to 1.625%, depending upon the Company's satisfaction of certain financial criteria. The principal amount of the term loan is repayable in fifteen (15) equal consecutive quarterly installments of $1,250,000, commencing June 30, 1997; a sixteenth (16th) and final installment in the amount of all outstanding and unpaid principal is payable on May 3, 2001.

On May 3, 1996, in conjunction with the closing of the Merger and the Asset Sale described in Part I, Items 1 and 2 to this Quarterly Report on Form 10-Q, a total of $44.5 million was advanced to the Company under the Credit Agreement.

On May 3, 1996, the Company appointed the following Directors: Nora A. Bailey; Richard W. Hanselman; David L. Moore; William T. Sullivan; and Charles F. Sydnor, M.D. Martin E. Franklin, Chairman, and Ian G.H. Ashken, were appointed Directors effective December 28, 1995 and also continue as Directors.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(A)  EXHIBITS:

         The following exhibits are filed herewith or are incorporated by reference:

         10.1 Agreement and Plan of Merger, dated as of February 11, 1996, between Essilor International, S.A., Essilor of America, Inc., Essilor Acquisition Corporation, Benson Eyecare Corporation, BEC Group, Inc. and Omega Opco, Inc.

         10.2 Form of Spinoff Agreement between Benson Eyecare Corporation and BEC Group, Inc.

         10.3 Indemnification Agreement, dated as of February 11, 1996, by and among Essilor International, S.A., Essilor of America, Inc., Essilor Acquisition Corporation, Benson Eyecare Corporation and BEC Group, Inc.

         10.4 Form of Indemnification Agreement entered into by and between the Company and its directors and certain officers.

         27      Financial Data Schedule (for electronic filing only).


(B)      REPORTS ON FORM 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BEC GROUP, INC.



Date: May 16, 1996                      By: /s/ Martin E. Franklin
                                           -----------------------------------
                                            Martin E. Franklin
                                            Chairman and Chief Executive Officer




Date: May 16, 1996                      By: /s/ Ian Ashken
                                           -----------------------------------
                                            Ian Ashken
                                            Chief Financial Officer

                                 EXHIBIT INDEX


The following Exhibits are filed herewith or incorporated by reference:


Number           Exhibit                                          Page No.:
- ------           -------                                          --------
10.1     Agreement and Plan of Merger, dated as of          Incorporated by
         February 11, 1996, between Essilor                 reference to Exhibit
         International, S.A., Essilor of America,           10.1 to the Company's
         Inc., Essilor Acquisition Corporation, Benson      Registration Statement
         Eyecare Corporation, BEC Group, Inc. and           on Form S-1, (Reg.
         Omega Opco, Inc.                                   No. 333-3186)

10.2     Form of Spinoff Agreement between Benson           Incorporated by
         Eyecare Corporation and BEC Group, Inc.            reference to Exhibit
                                                            10.2 to the Company's
                                                            Registration Statement
                                                            on Form S-1, (Reg.
                                                            No. 333-3186)

10.3     Indemnification Agreement, dated as of February    Incorporated by
         11, 1996, by and among Essilor International,      reference to Exhibit
         S.A., Essilor of America, Inc., Essilor            10.3 to the Company's
         Acquisition Corporation, Benson Eyecare            Registration Statement
         Corporation and BEC Group, Inc.                    on Form S-1 (Reg.
                                                            No. 333-3186)

10.4     Form of Indemnification Agreement entered into             15
         by and between the Company and its directors
         and certain officers.

27       Financial Data Schedule (for electronic filing only).      26