Form 10-Q
period 1996-06-30
BEC GROUP INC
filed 1996-08-09
CIK 1008114

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO________

COMMISSION FILE NUMBER 1-14360

                                BEC GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Delaware                                        13-3868804
       ----------                                       -----------
(STATE OF INCORPORATION)                  (I.R.S. EMPLOYER IDENTIFICATION NO.)

Suite B-302
555 Theodore Fremd Avenue
Rye, New York                                                        10580
- --------------                                                     ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                            (ZIP CODE)

Registrant's telephone number, including area code:  (914) 967-9400


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X     NO _____

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

Common Shares, par value $.01 -- 17,628,996 Shares as of August 7, 1996

                                 Page 1 of 317.
                        Exhibit Index Appears at page 14

                         PART I  FINANCIAL INFORMATION

ITEM 1   CONDENSED FINANCIAL STATEMENTS

                                BEC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                                     JUNE 30, 1996              DECEMBER 31, 1995
                                                                                     -------------              -----------------
           ASSETS
           Current assets:
            Cash and cash equivalents                                                    $  7,560                  $  4,903
            Trade receivables, net                                                         36,160                    29,438
            Inventories                                                                    38,205                    52,337
            Investment in discontinued operations                                             -                     127,316
            Other current assets                                                            5,412                     7,313
                                                                                         --------                  --------
             Total current assets                                                          87,337                   221,307

           Property and equipment, net                                                     17,307                    17,532
           Goodwill, net                                                                   17,160                    17,341
           Intangible assets, net                                                          10,351                    10,985
           Equity in affiliated companies                                                  11,368                    10,564
           Other assets                                                                    16,077                    19,015
                                                                                         --------                  --------
               Total assets                                                              $159,600                  $296,744
                                                                                         ========                  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           Current liabilities:
            Short-term debt and current portion of long term debt                        $ 21,275                  $ 62,738
            Accounts payable                                                               15,412                    23,068
            Accrued compensation                                                            2,095                     3,080
            Other accrued expenses                                                         15,553                    11,728
                                                                                         --------                  --------
             Total current liabilities                                                     54,335                   100,614

           Term loan                                                                       20,000                       -
           Long-term debt                                                                  18,424                    18,606
           Convertible subordinated notes                                                  21,133                    40,950
           Other                                                                            9,251                     5,517
                                                                                         --------                  --------
             Total liabilities                                                            123,143                   165,687
                                                                                         --------                  --------

           Contingent valuation right                                                       4,570                       -

           Stockholders' equity:
            Preferred stock - par value $1;
             500 shares authorized; none outstanding                                          -                         -
            Common stock - par value $.01; 50,000 shares
             authorized; 17,629 and 32,101 shares issued                                      176                       321
            Additional paid-in capital                                                     28,601                   131,553
            Cumulative translation adjustment                                                 (75)                      (77)
            Treasury stock - 0 and 195 shares, at cost                                        -                      (1,365)
            Retained earnings                                                               3,185                       625
                                                                                         --------                  --------
             Total stockholders' equity                                                    31,887                   131,057
                                                                                         --------                  --------
               Total liabilities and stockholders' equity                                $159,600                  $296,744
                                                                                         ========                  ========




                                       2
          See accompanying notes to consolidated financial statements

                                BEC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                                         Three months ended June 30,   Six months ended June 30,
                                                        --------------------------------------------------------
                                                                 1996          1995          1996          1995
- ---------------------------------------------------------------------------------------------------------------
REVENUES:
Net sales                                                  $   48,651    $   51,602    $   94,315    $   97,104

COSTS AND EXPENSES:
Cost of sales                                                  28,283        26,086        53,830        49,172
Selling, general and administrative                            14,845        19,646        31,040        37,156
Interest expense                                                1,610         1,917         3,266         3,486
Other income                                                     (830)       (1,482)       (1,294)       (2,431)
                                                        --------------------------------------------------------
   Total costs and expenses                                    43,908        46,167        86,842        87,383
                                                        --------------------------------------------------------

Income from continuing operations before taxes                  4,743         5,435         7,473         9,721
Provision for income taxes                                      1,558         1,957         2,541         3,500
                                                        --------------------------------------------------------
Income from continuing operations                               3,185         3,478         4,932         6,221

Income from discontinued operations                              --           3,166       101,727         5,443
                                                        --------------------------------------------------------
Net income                                                 $    3,185    $    6,644    $  106,659    $   11,664

Weighted average shares outstanding                            17,718        17,600        17,659        17,600

PRIMARY EARNINGS PER SHARE:
Income from continuing operations                          $     0.18    $     0.20    $     0.28    $     0.35
Income from discontinued operations                              0.00          0.18          5.76          0.31
                                                        --------------------------------------------------------
Net income                                                 $     0.18    $     0.38    $     6.04    $     0.66
                                                        ========================================================

SUPPLEMENTARY INFORMATION:
Depreciation and amortization from continuing operations   $    2,904    $    3,094    $    5,351    $    5,673
Capital expenditures by continuing operations                   1,955         7,854         5,330        11,589


          See accompanying notes to consolidated financial statements.

                                BEC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                            For the six months ended June 30,
- ---------------------------------------------------------------------------------------------
                                                                 1996              1995
                                                            ---------------------------------
Cash flows from operating activities:
   Net cash provided (used) by operating activities
     of continuing operations                               $   1,367         $ (14,198)
   Net cash provided by operating activities
     of discontinued operations                                 2,441             3,422
                                                            ---------         ---------
         Net cash provided (used) by operating activities       3,808           (10,776)
                                                            ---------         ---------

Cash flows from investing activities:
   Cash expended in acquisitions, net of cash received                           (2,207)
   Capital expenditures                                        (5,329)          (11,590)
   Intangible assets                                               (2)             (207)
   Proceeds from sale of fixed assets                             157             3,648
   Net cash provided (used) by investing activities
     of discontinued operations                               250,737           (17,599)
                                                            ---------         ---------
         Net cash used by investing activities                245,563           (27,955)
                                                            ---------         ---------

Cash flows from financing activities:
   Proceeds from revolving credit line                          1,400            14,050
   Proceeds (payments) from long term obligations                (176)            2,578
   Proceeds (payments) from short term obligations                 50            (4,351)
   Proceeds from issuance of common stock                       2,464            22,763
   Cash dividends to stockholders                            (230,071)             --
   Net cash used by financing activities
     of discontinued operations                               (20,383)           (2,654)
                                                            ---------         ---------
         Net cash provided (used) by financing activities    (246,716)           32,386
                                                            ---------         ---------

Effect on cash of changes in foreign exchange rates                 2                (2)
                                                            ---------         ---------

Net increase (decrease) in cash                                 2,657            (6,347)

Cash and cash equivalents at beginning of year                  4,903            17,350
                                                            ---------         ---------
Cash and cash equivalents at end of period                  $   7,560         $  11,003
                                                            =========         =========



          See accompanying notes to consolidated financial statements.

                                BEC GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles, Regulation S-X and the instructions for Form 10-Q and Regulation S-X. These statements contain all adjustments, consisting of only normal recurring adjustments, which in the opinion of management are necessary to fairly present the consolidated financial position of the Company as of June 30, 1996 and its results of operations and cash flows for the three and six months ended June 1996 and 1995. The results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated balance sheet at December 31, 1995 reflects the investment in discontinued operations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1.

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

The weighted average shares outstanding shown on the prior year statements of operations represent 17.6 million of pro forma weighted average shares outstanding.


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

All amounts relating to the discontinued operations in 1996 were reflected in first quarter results. Accordingly, the discussion of the results of operations will consist of a discussion of the continuing operations of BEC Group, Inc.

Results of Operations

QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995

Net sales for the three months ended June 30, 1996 were $48.7 million compared to $51.6 million for the same period in 1995. The Company's Optical Technologies Group sales increased from $9.2 million in the second quarter of 1995 to $11.1 million for the same period in 1996. These increases were offset by a decrease in sales in the Sunglass Group driven by the sales decreases experienced at the Foster Grant Group. Fee income of $1.3 million from Superior Eye Care, Inc. ("Superior"), which was sold on June 28, 1995, was also included in second quarter 1995 sales.

The gross profit margin decreased from 49.4% in the second quarter of 1995 to 41.9% in 1996. Furthermore, the Sunglass Group is contributing lower gross margins in 1996 as a result of the Foster Grant Group reorganization in 1995 and its continuing turnaround process in 1996. Gross margins in the Optical Technologies Group were consistent with prior years.

Selling, general and administrative expense decreased from $19.6 million or 38% of net sales in the second quarter of 1995 to $14.8 million or 31% of net sales in the second quarter of 1996. This decrease was effected by head office cost savings achieved at Bolle and BEC and operating cost savings at Foster Grant Group and in the Optical Technologies Group. Bolle's savings result from the elimination of the costs of being a stand-alone public company. BEC costs have decreased accordingly with the smaller size of BEC as compared to Benson. The Optical Technologies Group continues to combine sales growth with cost efficiencies and increasing operating margins.

Interest expense for the second quarter of 1996 was $1.6 million compared to $1.9 million in 1995. Interest rates on the credit facility have decreased by approximately 40 basis points. Additionally, convertible debt has decreased by approximately $20 million as a result of the Merger and related transactions.

Other income in 1996 consists primarily of equity income from the Company's investment in Eyecare Products, plc and interest income on notes receivable. In 1995, other income was higher due to nonrecurring income earned from the sale of assets.

The effective income tax rate used for the second quarter of 1996 was 33%, based on the expected effective income tax rate for the year of 34%. For 1995, a pro forma tax rate of 36% was applied to continuing operations.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Net sales for the six months ended June 30, 1996 were $94.3 million versus $97.1 million for the six months ended June 30, 1995. The Company's Optical Technologies Group sales increased 24% from $17.5 million for the six months ended June 30, 1995 to $21.9 million for the same period in 1996. These increases were offset by a 6% decrease in sales at the Sunglass Group, driven by a $5 million decrease experienced at the Foster Grant Group, offset by an increase at Bolle. Fee income of $2.6 million from Superior was also included in the 1995 six month period.

The gross profit margin decreased from 49.4% for the six months ended June 30, 1995 to 42.9% in 1996, primarily due to the Sunglass Group contributing lower gross margins in 1996 as a result of the Foster Grant Group reorganization in 1995 and its continuing turnaround process in 1996.

Selling, general and administrative expense decreased from $37 million or 38.3% of net sales in 1995 to $31 million or 32.9% of net sales for the six months ended June 30, 1996. This decrease was affected by the same factors discussed in the quarter comparison.

Interest expense for the six months ended June 30, 1996 was $3.3 million compared to $3.5 million for the same period in 1995. Applicable interest rates in 1996 have remained relatively stable, and BEC's average effective interest rate on the revolving credit facility has been below 7.5% versus slightly above 7.5% in 1995. Additionally, convertible debt has decreased by approximately $20 million.

Other income in 1996 consists primarily of equity income from the Company's investment in Eyecare Products, plc and interest income on notes receivable. In 1995, other income was higher due to nonrecurring income earned from the sale of assets.

The estimated effective income tax rate for 1996 is 34%, based on the expected effective income tax rate for BEC. For 1995, a pro forma tax rate of 36% was applied to continuing operations.

Liquidity and Capital Resources

During the six months ended June 30, 1996, working capital and continuing operations generated $1.4 million of cash for the six months ended June 30, 1996, reflecting the use of $17.5 million of cash to reduce accounts payable and accrued expenses and a $6.8 million increase in accounts receivable, offset primarily by a $12.2 million decrease in inventory. In 1995, operating activities generated $3.4 million in cash. The significant increase in accounts receivable is primarily due to the Sunglass Group, where seasonality causes receivables to increase through the first quarter. Receivables start to decline from their seasonal high in the second quarter and continue throughout the third quarter. The decrease in inventory reflects the Foster Grant Group's return to normal inventory levels. Capital expenditures for BEC's continuing operations required the use of $5.3 million of cash, primarily consisting of display expenditures in the Sunglass Group. During the same period in 1995, capital expenditures were $11.6 million. This significant decrease is a positive result of the 1995 reorganization of Foster Grant Group's display operations. The uses of cash in 1996 were funded primarily through proceeds from stock issuance and a small increase in the revolving credit facility.

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

The Sunglass Group includes the Foster Grant Group, the largest distributor of popular-priced sunglasses and non- prescription reading glasses in the United States, and Bolle America, Inc. which co-designs, markets and distributes premium sunglasses, sport shields and ski goggles under the Bolle(R) trademark in the U.S., Mexico and Costa Rica. The Foster Grant Group's owned brands include Foster Grant(R), Blues(R), FG Sport(R), and Rebels(R); its licensed brands include ABC Sports(R), Coppertone(R), Revlon(R) and Spalding(R).

The Optical Technologies Group is composed of ORC Lighting Products, which designs and manufactures xenon and mercury- xenon short-arc lamps and mini-systems that incorporate lamps, optics and electronic componentry; ORC Electronic Products, which manufactures the Opti-Beam(R) and Pro-Form(R) lines of photo exposure systems, and ORC Electroformed Products, which manufactures metal optics and abrasion protection products.

In addition, the Company owns approximately 27% of Eyecare Products, plc, a London Stock Exchange listed company that owns L'Amy, the largest optical frame manufacturer in France. L'Amy has the worldwide licenses to the Lacoste(R), Nina Ricci(R), Ted Lapidus(R) and Chevignon(R) brands and sells its own Lunettes L'Amy(R) and Visions(R) brands.

On April 3, 1996, the Company and certain of its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders (the "Lenders"), led by NationsBank, N.A., ("NationsBank"). The Credit Agreement provides for a $50 million credit facility, which is comprised of two separate facilities: a term loan facility which provides a term loan in the principal amount of $20 million and a revolving credit facility in the maximum aggregate principal amount of $30 million, which includes a letter of credit subfacility of $5 million. The interest rate applicable to the credit facilities will equal the Base Rate or the Eurodollar Rate (each, as defined in the Credit Agreement), as the Company from time to time elects. The Base Rate will generally be equal to the sum of (a) the greater of (i) the prime rate as announced from time to time by NationsBank or (ii) the Federal Funds Rate plus one-half percent (0.5%), and (b) a margin ranging from 0% to .375%, depending upon the Company's satisfaction of certain financial criteria. The Eurodollar Rate will generally be equal to the interbank offered rate for Eurodollar deposits, as adjusted to give effect to Eurodollar reserve requirements, plus a margin ranging from .625% to 1.625%, depending upon the Company's satisfaction of certain financial criteria. The principal amount of the term loan is repayable in fifteen (15) equal consecutive quarterly installments of $1,250,000, commencing June 30, 1997; a sixteenth (16th) and final installment in the amount of all outstanding and unpaid principal is payable on May 3, 2001.

On May 3, 1996, in conjunction with the closing of the Merger and the Asset Sale described in Part I, Items 1 and 2 to this Quarterly Report on Form 10-Q, a total of $44.5 million was advanced to the Company under the Credit Agreement.

On May 3, 1996, the Company appointed the following Directors: Nora A. Bailey, Richard W. Hanselman; David L. Moore; William T. Sullivan; and Charles F. Sydnor, M.D. Martin E. Franklin, Chairman and Ian G.H. Ashken, were appointed Directors effective December 28, 1995 and also continue as Directors.

In a Current Report on Form 8-K dated July 30, 1996, the Company reported that it is engaged in discussions regarding prospective transactions which, if consummated, will have a material impact on the Company and its financial results.

The Company has determined to divest its Foster Grant Group ("Foster Grant") operation. Foster Grant markets and distributes popular priced sunglasses, reading glasses and eyewear accessories. During 1995 and into 1996, Foster Grant's performance has failed to meet the Company's expectations, and Foster Grant has undergone substantial restructuring in an effort to restore profitability levels. The Company has determined that Foster Grant's full recovery will require longer than originally anticipated and that it is in the best interests of both the Company and Foster Grant that Foster Grant operate in a private company environment rather than as a substantial component part of a publicly held company. Consequently, the Company has entered into discussions with prospective investor groups, including management, regarding the sale of Foster Grant. Based on such discussions, the Company is cautiously optimistic that a sale can be completed prior to the release of third quarter results, although no agreement has been executed as of the date hereof. It is anticipated that the purchase price would be approximately $45 million, with a further payment of up to $15 million to the Company based on Foster Grant's future performance. The Company has created an independent committee of disinterested Board members to evaluate offers that may be received, and it is the intent of the Board of Directors to retain an investment banking firm to render a fairness opinion on any transaction that may be negotiated.

Additionally, the Company is engaged in preliminary discussions with the manufacturer and certain key independent distributors of Bolle(R) brand products regarding the prospective consolidation and unification of the Bolle(R) brand worldwide. Bolle America, Inc. ("Bolle America"), a wholly-owned subsidiary of the Company, is the exclusive licensee of the Bolle(R) brand in North America and is the largest independent distributor of Bolle(R) brand products in the world. It is the Company's intent to actively pursue these discussions.

There can be no assurance that either of the transactions described herein will be consummated or, if consummated, will be consummated on the terms presently under discussion.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

    The following exhibits are filed herewith or are incorporated by reference.

    4.1 Form of Agreement for Conversion and Exchange of Note, by and among Benson Eyecare Corporation; BEC Group, Inc.; and, certain note holders.

    4.2          BEC Group, Inc. 1996 Employee Stock Purchase Plan.

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

    10.5 Asset Purchase Agreement, dated as of February 11, 1996, by and among Benson Eyecare Corporation, BEC Group, Inc. and Optical Radiation Corporation and Monsanto Company.

    10.6 Credit Agreement among BEC Group, Inc. And NationsBank, N.A., et al, dated as of April 3, 1996. Filed together with this
                 Exhibit 10.6 are the following ancillary agreements to which BEC Group, Inc. and/or certain of its subsidiaries or affiliates are parties:

                 (a) Subsidiary Guaranty Agreement, dated as of April 3, 1996, among certain subsidiaries of BEC Group, Inc. and NationsBank, N.A.

                 (b) Assignment of Patents, Trademarks, Copyrights and Licenses, dated as of April 3, 1996.

                 (c) Intellectual Property Security Agreement dated as of April 3, 1996.

                 (d)      Stock Pledge Agreement, dated as of April 3, 1996.

                 (e) Collateral Assignment of Partnership Interests, dated as of April 3, 1996.

                 (f)      Security Agreement, dated as of April 3, 1996.

    27           Financial Data Schedule (for electronic filing only).


(B) REPORTS ON FORM 8-K:

    The following Current Reports on Form 8-K were filed during the quarter ended June 30, 1996:

                          Description                                                Date of Report
                          -----------                                                --------------
    Form 8-K, reporting under Item 5 the Registrant's formal                          May 20, 1996
    offer to acquire ILC Technologies, Inc. ("ILC").

    Form 8-K, reporting under Item 5 ILC's decision not to pursue                     June 6 ,1996
    further discussions regarding the Registrant's acquisition offer and withdrawal of the Registrant's offer; and, filing under
    Item 7 the Registrant's audited restated financial statements for the years ended December 31, 1995, 1994 and 1993.


SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BEC GROUP, INC.

                                            /s/ Martin E. Franklin
Date:  August 9, 1996                   By:
                                            ------------------------------------
                                            Martin E. Franklin
                                            Chairman and Chief Executive Officer



                                            /s/ Ian G.H. Ashken
Date:  August 9, 1996                   By:
                                            ------------------------------------
                                            Ian G.H. Ashken
                                            Chief Financial Officer

                                 EXHIBIT INDEX

The following Exhibits are filed herewith or incorporated by reference:

                             Number                            Exhibit                                  Page No.
                             ------                            -------                                  --------
                              4.1              Form of Agreement for Conversion and     Incorporated by reference to Annex F
                                               Exchange of Note, by and among Benson    to Benson Eyecare Corporation's Proxy
                                               Eyecare Corporation; BEC Group, Inc.;    Statement, dated April 5, 1996
                                               and certain note holders.                (Commission File No. 1-9435).

                              4.2              BEC Group, Inc. 1996 Employee Stock      Filed electronically herewith, at page 16.
                                               Purchase Plan.

                              10.1             Agreement and Plan of Merger, dated as   Incorporated by referenced to Exhibit
                                               of February 11, 1996, between Essilor    10.1 to the Company's Registration
                                               International, S.A., Essilor of          Statement on From S-1, (Reg. No.
                                               America, Inc., Essilor Acquisition       333-3186) (Commission File No. 1-14360).
                                               Corporation, Benson Eyecare
                                               Corporation, BEC Group, Inc. and Omega
                                               Opco, Inc.

                              10.2             Form of Spinoff Agreement between        Incorporated by reference to Exhibit
                                               Benson Eyecare Corporation and BEC       10.2 to the Company's Registration
                                               Group, Inc.                              Statement on Form S-1, (Reg. No.
                                                                                        333-3186) (Commission File No. 1-14360).

                              10.3             Indemnification Agreement, dated as of   Incorporated by reference to Exhibit
                                               February 11, 1996, by and among          10.3 to the Company's Registration
                                               Essilor International, S.A., Essilor     Statement on Form S-1 (Reg. No.
                                               of America, Inc., Essilor Acquisition    333-3186) (Commission File No. 1-14360).
                                               Corporation, Benson Eyecare
                                               Corporation, and BEC Group, Inc.

                              10.4             Form of Indemnification Agreement        Incorporated by reference to Exhibit
                                               entered into by and between the          10.4 to the Company's Current Report
                                               Company and its directors and certain    on Form 10-Q for the period ending
                                               officers.                                March 31, 1996 (Commission File No.
                                                                                        1-14360).

                             Number                            Exhibit                                  Page No.
                             ------                            -------                                  --------
                              10.5             Asset Purchase Agreement, dated as       Incorporated by reference to Exhibit
                                               February 11, 1996, by and among Benson   10.2 to Benson Eyecare Corporation's
                                               Eyecare Corporation, BEC Group, Inc.     Current Report on Form 8-K, dated
                                               and Optical Radiation Corporation and    February 12, 1996 (Commission File No.
                                               Monsanto Company.                        1-9435).

                              10.6             Credit Agreement among BEC Group, Inc.   Filed electronically herewith, at page 28.
                                               and NationsBank, N.A., et al, dated as
                                                                      -- --
                                               of April 3, 1996.  Filed together with
                                               such Exhibit 10.6 are copies of the
                                               following ancillary agreements:

                                               (a)  Subsidiary Guaranty Agreement,
                                               dated as of April 3, 1996, among
                                               certain subsidiaries of BEC Group,
                                               Inc. and NationsBank, N.A.

                                               (b)  Assignment of Patents,
                                               Trademarks, Copyrights and Licenses,
                                               dated as of April 3, 1996.

                                               (c)  Intellectual Property Security
                                               Agreement, dated as of April 3, 1996.

                                               (d)  Stock Pledge Agreement, dated as
                                               of April 3, 1996.

                                               (e)  Collateral Assignment of
                                               Partnership Interests, dated as of
                                               April 3, 1996.

                                               (f)  Security Agreement, dated as of
                                               April 3, 1996.

                               27              Financial Data Schedule (for             Filed electronically herewith, at page 317.
                                               electronic filing only).