Form 10-Q
period 1996-09-30
BEC GROUP INC
filed 1996-11-14
CIK 1008114

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO________

COMMISSION FILE NUMBER 1-14360

                                BEC GROUP, INC.
                                ---------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Delaware                                     13-3868804
       ----------                                    -----------
(STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

Suite B-302
555 Theodore Fremd Avenue
Rye, New York                                                      10580
--------------                                                   ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                          (ZIP CODE)

Registrant's telephone number, including area code:  (914) 967-9400


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X     NO
                                               -----      -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

Common Shares, par value $.01 -- 17,647,260 Shares as of November 7, 1996

                                 Page 1 of 23.
                       Exhibit Index Appears at page 13.

                          PART I FINANCIAL INFORMATION

ITEM 1   CONDENSED FINANCIAL STATEMENTS

                                BEC GROUP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)


                                                               September 30,       December 31,
                                                                   1996                1995
                                                                 --------            --------
ASSETS
Current assets:
Cash and cash equivalents                                       $   5,358            $  4,404
Trade receivables, net                                             11,467              12,856
Inventories                                                        16,858              14,936
Investment in discontinued operations                              34,000             191,672
Other current assets                                                3,882               3,106
                                                                 --------            --------
    Total current assets                                           71,565             226,974

Property and equipment, net                                        13,673              14,785
Goodwill, net                                                      11,445              11,599
Intangible assets, net                                              2,002               2,325
Equity in affiliated companies                                     11,765              10,564
Other assets                                                        3,612               7,030
                                                                 --------            --------
    Total assets                                                 $114,062            $273,277
                                                                 --------            --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term debt and current portion of long term debt            $ 11,226            $ 62,870
Accounts payable                                                    6,211               4,636
Accrued compensation                                                2,529               2,366
Other accrued expenses                                             13,135               7,198
                                                                 --------           ---------
    Total current liabilities                                      33,101              77,070

Term loan                                                          20,000                  --
Long-term debt                                                     18,390              18,606
Convertible subordinated notes                                     21,133              40,950
Other                                                              12,159               5,517
                                                                 --------            --------
    Total liabilities                                             104,783             142,143


Stockholders' equity:
Preferred stock - par value $1;
  500 shares authorized; none outstanding                              --                  --
Common stock - par value $.01; 50,000 shares
  authorized; 17,639 and 32,101 shares issued                         176                 321
Additional paid-in capital                                         28,640             131,553
Cumulative translation adjustment                                      --                  --
Treasury stock 0 and 195 shares, at cost                               --             (1,365)
Retained earnings (accumulated deficit)                           (19,537)                 625
                                                                 --------            --------
    Total stockholders' equity                                      9,279             131,134
                                                                 --------            --------
     Total  liabilities and stockholders' equity                 $114,062            $273,277
                                                                 --------            --------

         See accompanying notes to consolidated financial statements.

                                BEC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                Three months ended           Nine months ended
                                                                    September 30,               September 30,
                                                                   --------------              --------------
                                                                  1996          1995          1996         1995
                                                               ---------     ---------       -------    ---------
REVENUES:
Net Sales                                                        $16,252       $16,517       $51,800      $49,920

COSTS AND EXPENSES
Cost of sales                                                      9,290         9,641        28,965       26,741
Selling, general and administrative                                4,974         5,474        16,073       19,023
Special charges and merger related expenses                           --         5,237            --        5,237
Interest expense                                                     756           841         1,856        2,976
Other income                                                       (477)         (912)       (1,749)      (3,019)
                                                               ---------     ---------       -------    ---------
Total costs and expenses                                          14,543        20,281        45,145       50,958
                                                               ---------     ---------       -------    ---------

Income (loss) from continuing operations before taxes              1,709       (3,764)         6,655      (1,038)
Provision for income taxes                                           581       (1,355)         2,262        (374)
                                                               ---------     ---------       -------    ---------
Income (loss) from continuing operations                           1,128       (2,409)         4,393        (664)

Income (loss) from discontinued operations                      (23,850)      (10,650)        79,544        (731)
                                                               ---------     ---------       -------    ---------
Net income (loss)                                              ($22,722)     ($13,059)       $83,937     ($1,395)

Weighted average shares outstanding                               17,697        17,600        17,671       17,600

PRIMARY EARNINGS PER SHARE:
Income (loss) from continuing operations                           $0.06       ($0.14)         $0.25      ($0.04)
Income (loss) from discontinued operations                       ($1.34)       ($0.60)         $4.50      ($0.04)
                                                               ---------     ---------       -------    ---------
Net income (loss)                                                ($1.28)       ($0.74)         $4.75      ($0.08)

SUPPLEMENTARY INFORMATION:
Depreciation and amortization from continuing operations             312           470         1,022        1,902
Capital expenditures by continuing operations                        228           477           771          857

         See accompanying notes to consolidated financial statements.

                                BEC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                           For the nine months ended September 30,
                                                                               ---------------------------------
                                                                                  1996                    1995
                                                                               ----------              ----------
Cash flows from operating activities:
   Net cash provided (used) by operating activities
      of continuing operations                                                 $    5,937               $  (7,819)
   Net cash provided by operating activities
      of discontinued operations                                                    5,079                     684
                                                                               ----------              ----------
         Net cash provided (used) by operating activities                          11,016                 (7,135)

Cash flows from investing activities:
   Cash expended in acquisitions, net of cash received                                 --                 (2,373)
   Capital expenditures                                                             (771)                   (857)
   Intangible assets                                                                  (2)                   (402)
   Proceeds from sale of fixed assets                                                 157                   3,649
   Net cash provided (used) by investing activities
      of discontinued operations                                                  247,431                (33,736)
                                                                               ----------              ----------
         Net cash provided (used) by investing activities                         246,815                (33,719)

Cash flows from financing activities:
   Proceeds (payments) from revolving credit line                                   2,946                 (3,941)
   Proceeds (payments) from long term obligations                                    (55)                   (810)
   Proceed (payments) from short term obligations                                      --                   2,270
   Proceeds from issuances of common stock                                          2,503                  23,548
   Cash dividends to stockholders                                               (230,071)                      --
   Net cash provided (used) by financing activities
      of discontinued operations                                                 (32,200)                  18,225
                                                                               ----------              ----------
         Net cash provided (used) by financing activities                       (256,877)                  39,292

Net increase (decrease) in cash                                                       954                 (1,562)

Cash and cash equivalents at beginning of period                                    4,404                  17,233
Cash and cash equivalents at end of period                                          5,358                  15,671

         See accompanying notes to consolidated financial statements.

                                BEC GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles, Regulation S-X and the instructions for Form 10-Q and Regulation S-X. These statements contain all adjustments, consisting of only normal recurring adjustments, which in the opinion of management are necessary to fairly present the consolidated financial position of the Company as of September 30, 1996 and its results of operations and cash flows for the three and nine months ended September 30, 1996 and 1995. The results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated balance sheet at December 31, 1995 and September 30, 1996 reflects the investment in discontinued operations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1.

NOTE 2 - DISCONTINUED OPERATIONS

Foster Grant Group and Dallas Corporate Headquarters

On November 13, 1996, the Company entered into a definitive agreement to sell to Foster Grant Holdings, Inc. all of the issued and outstanding shares of capital stock of the entities comprising the Foster Grant Group ("FGG"). The sale is subject to expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and satisfaction of certain other conditions precedent. At closing, the Company will receive $29 million in cash and non-voting preferred stock with redemption and conversion features and a $6 million face and liquidation value. The cash consideration will be used to pay down the Company's credit facility and pay transaction expenses. The results of operations for FGG and the Dallas Corporate Headquarters, which is being closed in connection with the sale of FGG, are presented as discontinued operations of the Company. The assets of FGG and the Prescription Eyewear Business, net of liabilities, are presented as investment in discontinued operations at September 30, 1996 and December 31, 1995. A loss of $23.5 million net of transaction expenses, phase-out period losses and taxes was recorded on the sale of FGG as of July 30, 1996, the measurement date. The sale is expected to close before the end of the year.

Prescription Eyewear Business

On May 3, 1996, Benson Eyecare Corporation ("Benson"), BEC Group (the "Company" or "BEC"), Essilor International, S.A. ("Essilor"), Essilor of America, Inc. ("Essilor of America"), a wholly owned subsidiary of Essilor and Essilor Acquisition Corporation, Inc. ("Essilor Sub"), a wholly owned subsidiary of Essilor of America, entered into an Agreement and Plan of Merger, as amended (the "Merger") pursuant to which Essilor purchased Benson and the Omega Group,

Benson's wholesale optical laboratory business. Benson also entered into an Asset Purchase Agreement, pursuant to which Benson's lens manufacturing business, Orcolite, was purchased by the Monsanto Company (the "Asset Sale"). The Omega Group and Orcolite comprised the Prescription Eyewear Business of Benson.

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

For accounting purposes, BEC is considered the continuing entity. Accordingly, the Merger and Asset Sale were considered to be a sale of Omega and Orcolite by BEC to Essilor and Monsanto, respectively. The accounting treatment of the Merger and Asset Sale differs from the legal and federal income tax treatment. The gain on the sale of these businesses of $99.9 million and the results of operations for these businesses are presented as discontinued operations of BEC. The cash merger consideration is treated as a dividend of BEC Group, Inc. The assets of the discontinued operation, net of liabilities, are presented as investment in discontinued operations at December 31, 1995.

During the third quarter, the final Closing Balance Sheet for the sale of Omega was agreed upon by the Company and Essilor. According to the terms of the Merger, a purchase price adjustment of $2.1 million was paid to Essilor on October 3, 1996, decreasing the gain on the sale. Additionally, Essilor and the Company agreed to settle the Contingent Valuation Right (the "CVR") early for cash of $2.2 million payable by the Company to Essilor in January 1997. Prior to the settlement, the Company carried the CVR at $4.6 million, increasing the gain on the sale by approximately $2.4 million. The net result of the described adjustments is a $291,000 incremental gain on the sale of the Prescription Eyewear Business recorded in discontinued operations in the third quarter.

Summarized information on the combined discontinued operations, excluding the net gain on the transactions follows. The 1996 amounts represent the operating results of FGG based on the measurement date of July 30, 1996 and the operating results of the Prescription Eyewear Business through the date of disposal, May 3, 1996.

                                                                  Three months ended         Nine months ended
                                                                      September 30,             September 30,
                                                                   1996         1995         1996         1995
                                                                   ----         ----         ----         ----
Net sales                                                          5,755        18,541     101,565       188,198
Income (loss) before tax                                           (999)      (15,190)       4,368         1,018
Income tax expense (benefit)                                       (340)       (5,468)       1,542         1,794
Earnings (loss) from discontinued operations
  net of tax                                                       (659)       (9,722)       2,826         (776)

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Transaction Summary

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

On November 13, 1996, the Company entered into a definitive agreement to sell to Foster Grant Holdings, Inc. all of the issued and outstanding shares of capital stock of the entities comprising the Foster Grant Group ("FGG"). The sale is subject to expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and satisfaction of certain other conditions precedent. At closing, the Company will receive $29 million in cash and non-voting preferred stock with redemption and conversion features and a $6 million face and liquidation value. The cash consideration will be used to pay down the Company's credit facility and pay transaction expenses. The results of operations for FGG and the Dallas Corporate Headquarters, which is being closed in connection with the sale of FGG, are presented as discontinued operations of the Company. The assets of FGG and the Prescription Eyewear Business, net of liabilities, are presented as investment in discontinued operations at September 30, 1996 and December 31, 1995. A loss of $23.5 million net of transaction expenses, phase-out period losses and taxes was recorded on the sale of FGG as of July 30, 1996, the measurement date. The sale is expected to close before the end of the year.

The net gain on the sale of these businesses and the results of operations for these businesses are presented as discontinued operations of BEC. The cash consideration from the Essilor merger was treated as a dividend of BEC. The assets of the discontinued operations, net of liabilities, are presented as investment in discontinued operations at December 31, 1995.

The discussion of the results of operations will consist of a discussion of the continuing operations of BEC Group, Inc.

Results of Operations

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

Net sales for the three months ended September 30, 1996 were $16.3 million compared to $16.5 million for the same period in 1995. The Company's Optical Technologies Group sales increased from $9.7 million in the third quarter of 1995 to $9.8 million for the same period in 1996. These increases were offset by a decrease in sales at Bolle from $6.6 million to $6.2 million for the same periods.

The gross profit margin increased from 41.7% in the third quarter of 1995 to 42.8% in 1996, driven by manufacturing efficiencies achieved in the Optical Technologies Group.

Selling, general and administrative expense improved on both a percentage of sales basis and a dollar basis decreasing from $5.5 million or 33% of net sales in the third quarter of 1995 to $5.0 million or 31% of net sales in the third quarter of 1996. This decrease was effected by head office cost savings achieved at BEC and Bolle and operating cost savings at the Optical Technologies Group. Bolle's savings result from the elimination of the costs of being a stand- alone public company. BEC costs have decreased with the smaller size of BEC as compared to Benson. The Optical Technologies Group continues to combine sales growth with cost efficiencies and increasing operating margins.

Interest expense for the third quarter was $0.8 million in 1996, substantially the same dollar amount as 1995, reflecting the low working capital debt level and consistent long term outstandings.

Other income in 1996 consists primarily of equity income from the Company's investment in Eyecare Products, plc and interest income on notes receivable. In 1995, other income was higher due to nonrecurring income earned from the sale of assets.

The effective continuing operations income tax rate used for the third quarter of 1996 was 34% based on the expected effective income tax rate for the year of 34%. For 1995, a pro forma tax rate of 36% was applied to continuing operations.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Net sales for the nine months ended September 30, 1996 were $51.8 million versus $49.9 million for the nine months ended September 30, 1995. The Company's Optical Technologies Group sales increased 16% from $27.2 million for the nine months ended September 30, 1995 to $31.5 million for the same period in 1996. Bolle America sales also increased slightly. Sales of $2.6 million from Superior Eye Care, Inc. ("Superior"), which was sold on June 28, 1995, were included in the 1995 nine month period.

Adjusted for the fee income from Superior Eye Care, the gross profit margin increased from 43.5% for the nine months ended September 30, 1995 to 44.0% in 1996. Gross margins in the Optical Technologies Group increased compared to prior year while Bolle America remained relatively consistent.

Selling, general and administrative expense decreased from $19 million or 38.1% of net sales in 1995 to $16.1 million or 31% of net sales for the nine months ended September 30, 1996. This decrease was affected by the same factors discussed in the quarter comparison.

Interest expense for the nine months ended September 30, 1996 was $1.9 million compared to $3.0 million for the same period in 1995, reflecting lower outstandings. Interest rates during 1996 have remained relatively stable and BEC's average effective interest rate on the revolving credit facility has been below 7.5%.

Other income in 1996 consists primarily of equity income from the Company's investment in Eyecare Products, plc and interest income on notes receivable. In 1995, other income was higher due to nonrecurring income earned from the sale of assets.

The effective income tax rate for 1996 was 34%, based on the expected effective continuing operations income tax rate for BEC. For 1995, a pro forma tax rate of 36% was applied to continuing operations.

Liquidity and Capital Resources

During the nine months ended September 30, 1996, working capital and continuing operations provided $5.9 million of cash reflecting a $3.4 million increase in accounts payable and accrued expenses and a $0.7 million decrease in inventories and other assets primarily offset by non-cash expenses and a $1.3 million decrease in accounts receivable. Capital expenditures for the continuing operations were $.8 million. These uses of cash were funded by the revolving credit facility and stock issuances under the Company's stock compensation plans.

On October 31, 1996, the Company and certain of its subsidiaries entered into a second amendment to that certain Credit Agreement (the "Credit Agreement"), dated as of April 3, 1996, with a syndicate of lenders, led by NationsBank, N.A. The Credit Agreement (as amended) provides for a $25 million revolving credit facility. The amendment was entered into in anticipation of the sale of the Foster Grant Group, amending covenants to conform to the Company's business and structure following completion of the sale of the Foster Grant Group.

The Company expects cash flow from operations combined with available borrowing capacity under the bank credit facility to be sufficient to fund the Company's operating needs in the short term. On a long term basis, if cash for expansion or acquisitions is required, the Company has had a successful track record of being able to access the public equity and debt markets for capital and liquidity.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On November 13, 1996, the Company entered into a definitive agreement to sell to Foster Grant Holdings, Inc. ("Foster Grant Holdings") all of the issued and outstanding shares of capital stock of the entities comprising the Foster Grant Group. The Foster Grant Group is a leading distributor of popular-priced sunglasses and non-prescription reading glasses in the United States. The Foster Grant Group's owned brands include Foster Grant(R), Blues(R), FG Sport(R), and Rebels(R); its licensed brands include ABC Sports(R), Coppertone(R), Revlon(R) and Spalding(R). The Company previously had announced its intent to divest the Foster Grant Group in its Current Report on Form 8-K dated July 30, 1996 and in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

Foster Grant Holdings, a recently-formed Delaware corporation, is currently a wholly owned subsidiary of Accessories Associates, Inc. ("AAI"), a Rhode Island corporation. Upon closing of the Foster Grant transaction, AAI will hold a 50% equity interest in Foster Grant Holdings and appoint a majority of the members of its board of directors. Marlin Capital, L.P. ("Marlin"), a Delaware limited partnership, will hold a minority interest in Foster Grant Holdings. Marlin Holdings, Inc. ("Holdings"), a Delaware corporation, is the general partner of Marlin. Mr. Martin E. Franklin, the Company's Chairman and Chief Executive Officer, is the Chief Executive Officer and principal shareholder of Holdings.

The sale is subject to expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and satisfaction of certain other conditions precedent. At closing, the Company will receive $29 million in cash and non-voting preferred stock with redemption and conversion features and a $6 million face and liquidation value. The cash consideration will be used to pay down the Company's credit facility and pay transaction expenses. The results of operations for FGG and the Dallas Corporate Headquarters, which is being closed in connection with the sale of FGG, are presented as discontinued operations of the Company. The assets of FGG and the Prescription Eyewear Business, net of liabilities, are presented as investment in discontinued operations at September 30, 1996 and December 31, 1995. A loss of $23.5 million net of transaction expenses, phase-out period losses and taxes was recorded on the sale of FGG as of July 30, 1996, the measurement date. The sale is expected to close before the end of the year.

In connection with its previously announced intent to divest the Foster Grant Group, the Company had formed an independent committee of its Board of Directors to evaluate any and all offers received. Such committee received, from an independent investment banker, a favorable fairness opinion on the planned sale.

On October 31, 1996, the Company and certain of its subsidiaries entered into a second amendment to that certain Credit Agreement (the "Credit Agreement"), dated as of April 3, 1996, with a syndicate of lenders, led by NationsBank, N.A. The Credit Agreement (as amended) provides for a $25 million revolving credit facility. The amendment was entered into in anticipation of the sale of the Foster Grant Group, amending covenants to conform to the Company's business and structure following completion of the sale of the Foster Grant Group.


ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

    The following exhibits are filed herewith:

    10.1 Amendment No. 2 to Credit Agreement, dated as of the 31st day of October, 1996, by and among BEC Group, Inc., et al.

    27      Financial Data Schedule (for electronic filing only).


(B) REPORTS ON FORM 8-K:

    The following Current Report on Form 8-K was filed during the quarter ended September 30, 1996:

                       Description                                            Date of Report
                       -----------                                            --------------
Form 8-K, reporting  under Item 5 Registrant's decision                     July 31, 1996
to  divest its  Foster Grant Group operation; and its
preliminary discussions with the manufacturer and
certain key independent distributors of Bolle(R) brand
products regarding the prospective consolidation and
unification of the Bolle(R) brand worldwide.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BEC GROUP, INC.



Date:  November 13, 1996               By: /s/ Martin E. Franklin
                                           -----------------------------------
                                           Martin E. Franklin
                                           Chairman and Chief Executive Officer




Date:  November 13, 1996               By: /s/ Ian G.H. Ashken
                                           -----------------------------------
                                           Ian G.H. Ashken
                                           Chief Financial Officer

                                 EXHIBIT INDEX

The following Exhibits are filed herewith or incorporated by reference:

Number                            Exhibit                                  Page No.
------                            -------                                  --------
 10.1         Amendment No. 2 to Credit Agreement,        Filed electronically herewith, at page
              dated as of the 31st day of October,        14.
              1996, by and among BEC Group, Inc., et al.

  27          Financial Data Schedule (for electronic     Filed electronically herewith, at page
              filing only)                                23.