Form 10-Q/A
period 1996-09-30
BEC GROUP INC
filed 1996-12-23
CIK 1008114

                                  FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM         TO
                               -------   --------

COMMISSION FILE NUMBER 1-14360

                                BEC GROUP, INC.
                                ---------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


      Delaware                                          13-3868804
     ----------                                         -----------
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

Suite B-302
555 Theodore Fremd Avenue                                 10580
Rye, New York
--------------                                       -----------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                  (ZIP CODE)


Registrant's telephone number, including area code:  (914) 967-9400




THE REGISTRANT'S FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 IS AMENDED IN ITS ENTIRETY AS SET FORTH IN THIS FORM 10-Q/A.



                                Page 1 of 68.
                       Exhibit Index Appears at page 14.

                      PART I      FINANCIAL INFORMATION

ITEM 1   CONDENSED FINANCIAL STATEMENTS

                                BEC GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)


                                                               September 30,       December 31,
                                                               -------------       ------------
                                                                   1996                1995
                                                                 --------            --------
ASSETS
Current assets:
Cash and cash equivalents                                       $   5,358           $   4,404
Trade receivables, net                                             11,467              12,856
Inventories                                                        16,858              14,936
Investment in discontinued operations                              30,000             191,672
Other current assets                                                4,582               3,106
                                                                 --------            --------
    Total current assets                                           68,265             226,974

Property and equipment, net                                        14,673              14,785
Goodwill, net                                                      11,445              11,599
Intangible assets, net                                              2,002               2,325
Equity in affiliated companies                                     11,765              10,564
Other assets                                                        3,612               7,030
                                                                 --------            --------
    Total assets                                                 $111,762            $273,277
                                                                 --------            --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term debt and current portion of long term debt            $ 11,226            $ 62,870
Accounts payable                                                    6,211               4,636
Accrued compensation                                                2,529               2,366
Other accrued expenses                                             13,135               7,198
                                                                 --------            --------
    Total current liabilities                                      33,101              77,070

Term loan                                                          20,000                  --
Long-term debt                                                     18,390              18,606
Convertible subordinated notes                                     21,133              40,950
Other                                                              11,659               5,517
                                                                 --------            --------
    Total liabilities                                             104,283             142,143


Stockholders' equity:
Preferred stock - par value $1;
  500 shares authorized; none outstanding                              --                  --
Common stock - par value $.01; 50,000 shares
  authorized; 17,639 and 32,101 shares issued                         176                 321
Additional paid-in capital                                         28,640             131,553
Cumulative translation adjustment                                      --                  --
Treasury stock 0 and 195 shares, at cost                               --              (1,365)
Retained earnings (accumulated deficit)                           (21,337)                625
                                                                 --------            --------
    Total stockholders' equity                                      7,479             131,134
                                                                 --------            --------
     Total  liabilities and stockholders' equity                 $111,762            $273,277
                                                                 --------            --------

         See accompanying notes to consolidated financial statements.

                                BEC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                 Three months ended          Nine months ended
                                                                    September 30,               September 30,
                                                                    -------------               -------------
                                                                  1996          1995          1996         1995
                                                                  ----          ----          ----         ----
REVENUES:
Net Sales                                                        $16,252       $16,517       $51,800      $49,920

COSTS AND EXPENSES
Cost of sales                                                      9,290         9,641        28,965       26,741
Selling, general and administrative                                4,974         5,474        16,073       19,023
Special charges and merger related expenses                           --         5,237            --        5,237
Interest expense                                                     756           841         1,856        2,976
Other income                                                        (477)         (912)       (1,749)      (3,019)
                                                               ---------     ---------       -------    ---------
Total costs and expenses                                          14,543        20,281        45,145       50,958
                                                               ---------     ---------       -------    ---------

Income (loss) from continuing operations before taxes              1,709        (3,764)        6,655       (1,038)
Provision for income taxes                                           581        (1,355)        2,262         (374)
                                                               ---------     ---------       -------    ---------
Income (loss) from continuing operations                           1,128        (2,409)        4,393         (664)

Income (loss) from discontinued operations                       (25,650)      (10,650)       77,744         (731)
                                                               ---------     ---------       -------    ---------
Net income (loss)                                               ($24,522)     ($13,059)      $82,137      ($1,395)

Weighted average shares outstanding                               17,697        17,600        17,671       17,600

PRIMARY EARNINGS PER SHARE:
Income (loss) from continuing operations                           $0.06        ($0.14)        $0.25       ($0.04)
Income (loss) from discontinued operations                        ($1.45)       ($0.60)        $4.40       ($0.04)
                                                               ---------     ---------       -------    ---------
Net income (loss)                                                 ($1.39)       ($0.74)        $4.65       ($0.08)

SUPPLEMENTARY INFORMATION:
Depreciation and amortization from continuing operations             312           470         1,022        1,902
Capital expenditures by continuing operations                        228           477           771          857

         See accompanying notes to consolidated financial statements.

                                BEC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                           For the nine months ended September 30,
------------------------------------------------------------------------------------------------------------------

                                                                                  1996                   1995
                                                                           ---------------------------------------
Cash flows from operating activities:
   Net cash provided (used) by operating activities
      of continuing operations                                                   $  5,937               $  (7,819)
   Net cash provided by operating activities
      of discontinued operations                                                    5,439                     684
                                                                               ----------                --------
         Net cash provided (used) by operating activities                          11,376                  (7,135)

Cash flows from investing activities:
   Cash expended in acquisitions, net of cash received                                 --                  (2,373)
   Capital expenditures                                                              (771)                   (857)
   Intangible assets                                                                   (2)                   (402)
   Proceeds from sale of fixed assets                                                 157                   3,649
   Net cash provided (used) by investing activities
      of discontinued operations                                                  247,431                 (33,736)
                                                                               ----------                --------
         Net cash provided (used) by investing activities                         246,815                 (33,719)

Cash flows from financing activities:
   Proceeds (payments) from revolving credit line                                   2,946                  (3,941)
   Proceeds (payments) from long term obligations                                    (415)                   (810)
   Proceed (payments) from short term obligations                                      --                   2,270
   Proceeds from issuances of common stock                                          2,503                  23,548
   Cash dividends to stockholders                                                (230,071)                     --
   Net cash provided (used) by financing activities
      of discontinued operations                                                  (32,200)                 18,225
                                                                               ----------                --------
         Net cash provided (used) by financing activities                        (257,237)                 39,292

Net increase (decrease ) in cash                                                      954                  (1,562)

Cash and cash equivalents at beginning of period                                    4,404                  17,233
Cash and cash equivalents at end of period                                          5,358                  15,671

         See accompanying notes to consolidated financial statements.

                                BEC GROUP, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - DISCONTINUED OPERATIONS

Foster Grant Group and Dallas Corporate Headquarters

On November 13, 1996, the Company entered into a definitive agreement to sell to Foster Grant Holdings, Inc. ("Holdings") all of the issued and outstanding shares of capital stock of the entities comprising the Foster Grant Group ("FGG"). The sale of FGG was completed on December 12, 1996. At closing, the Company received $29 million in cash and 100 shares of non-voting preferred stock with a maximum redemption value of $6 million (the "Preferred Stock").
By agreement with AAi, the Company may, at its option, exchange the Preferred Stock for shares of AAi common stock if AAi completes an initial public offering ("IPO") at any time within three (3) years of closing. Upon any such exchange, the Company will receive the number of shares of AAi common stock equal to $6 million divided by 85% of the IPO offering price, as set forth in AAi's final IPO prospectus. Any such shares of AAi common stock will not be registered, but will bear "piggyback" registration rights. If the Preferred Stock is not converted, it will be redeemed by Holdings on or before February 28, 2000 for up to $6 million, based on the FGG's net sales for the year ending December 31, 1999. The cash consideration was used to pay down the Company's credit facility and pay transaction expenses. The results of operations for FGG and the Dallas Corporate Headquarters, which is being closed in connection with the sale of FGG, are presented as discontinued operations of the Company. The assets of FGG and the Prescription Eyewear Business, net of liabilities, are presented as investment in discontinued operations at September 30, 1996 and December 31, 1995. A loss of $25.8 million including transaction expenses and phase-out period losses, net of taxes was recorded on the sale of FGG as of July 30, 1996, the measurement date.

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

During the third quarter, the final Closing Balance Sheet for the sale of Omega was agreed upon by the Company and Essilor. According to the terms of the Merger, a purchase price adjustment of $2.1 million was paid to Essilor on October 3, 1996, decreasing the gain on the sale. Additionally, Essilor and the Company agreed to settle the Contingent Valuation Right (the "CVR") early for cash of $2.2 million payable by the Company to Essilor in January 1997. Prior to the settlement, the Company carried the CVR at $4.6 million, increasing the gain on the sale by approximately $2.4 million. The net result of the described adjustments, in addition to the adjustments of certain accruals relating to the Merger, is a $791,000 incremental gain on the sale of the Prescription Eyewear Business recorded in discontinued operations in the third quarter.

Summarized information on the combined discontinued operations, excluding the net gain on the transactions, follows. The 1996 amounts represent the operating results of FGG based on the measurement date of July 30, 1996 and the operating results of the Prescription Eyewear Business through the date of disposal, May 3, 1996.

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

On November 13, 1996, the Company entered into a definitive agreement to sell to Foster Grant Holdings, Inc. ("Holdings") all of the issued and outstanding shares of capital stock of the entities comprising the Foster Grant Group ("FGG"). The sale of FGG was completed on December 12, 1996. At closing, the Company received $29 million in cash and 100 shares of non-voting preferred stock with a maximum redemption value of $6 million (the "Preferred Stock").
By agreement with AAi, the Company may, at its option, exchange the Preferred Stock for shares of AAi common stock if AAi completes an initial public offering ("IPO") at any time within three (3) years of closing. Upon any such exchange, the Company will receive the number of shares of AAi common stock equal to $6 million divided by 85% of the IPO offering price, as set forth in AAi's final IPO prospectus. Any such shares of AAi common stock will not be registered, but will bear "piggyback" registration rights. If the Preferred Stock is not converted, it will be redeemed by Holdings on or before February 28, 2000 for up to $6 million, based on the FGG's net sales for the year ended December 31, 1999. The cash consideration was used to pay down the Company's credit facility and pay transaction expenses. The results of operations for FGG and the Dallas Corporate Headquarters, which is being closed in connection with the sale of FGG, are presented as discontinued operations of the Company. The assets of FGG and the Prescription Eyewear Business, net of liabilities, are presented as investment in discontinued operations at September 30, 1996 and December 31, 1995. A loss of $25.8 million including transaction expenses and phase-out period losses, net of taxes was recorded on the sale of FGG as of July 30, 1996, the measurement date.

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

Selling, general and administrative expense decreased from $19 million or 38.1% of net sales in 1995 to $16.1 million or 31% of net sales for the nine months ended September 30, 1996. This decrease was affected by the same factors discussed in the third quarter comparison.

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

Liquidity and Capital Resources

During the nine months ended September 30, 1996, working capital and continuing operations provided $5.9 million of cash reflecting a $3.4 million increase in accounts payable and accrued expenses, a $0.7 million decrease in inventories and other assets, and a $1.3 million decrease in accounts receivable. Capital expenditures for the continuing operations were $.8 million. These uses of cash were funded by the revolving credit facility and stock issuances under the Company's stock compensation plans.

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

                           PART II.OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On November 13, 1996, the Company entered into a definitive agreement to sell to Foster Grant Holdings, Inc. ("Holdings") all of the issued and outstanding shares of capital stock of the entities comprising the Foster Grant Group ("FGG"). Holdings, a recently-formed Delaware corporation, is a wholly owned subsidiary of Accessories Associates, Inc. ("AAi"), a Rhode Island corporation. The FGG is a leading distributor of popular-priced sunglasses and non-prescription reading glasses in the United States. FGG's owned brands include Foster Grant(R), Blues(R), FG Sport(R), and Rebels(R); its licensed brands include ABC Sports(R), Coppertone(R), Revlon(R) and Spalding(R). The Company previously had announced its intent to divest FGG in its Current Report on Form 8-K dated July 30, 1996 and in its Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

The sale of FGG was completed on December 12, 1996. At closing, the Company received $29 million in cash and 100 shares of Holdings' non-voting preferred stock with a maximum redemption value of $6 million (the "Preferred Stock").
By agreement with AAi, the Company may, at its option, exchange the Preferred Stock for shares of AAi common stock if AAi completes an initial public offering ("IPO") at any time within three (3) years of closing. Upon any such exchange, the Company will receive the number of shares of AAi common stock equal to $6 million divided by 85% of the IPO offering price, as set forth in AAi's final IPO prospectus. Any such shares of AAi common stock will not be registered, but will bear "piggyback" registration rights. If the Preferred Stock is not converted, it will be redeemed by Holdings on or before February 28, 2000 for up to $6 million, based on FGG's net sales for the year ended December 31, 1999. The cash consideration was used to pay down the Company's credit facility and pay transaction expenses. The results of operations for FGG and the Dallas Corporate Headquarters, which is being closed in connection with the sale of FGG, are presented as discontinued operations of the Company. The assets of FGG and the Prescription Eyewear Business, net of liabilities, are presented as investment in discontinued operations at September 30, 1996 and December 31, 1995. A loss of $25.8 million including transaction expenses and phase-out period losses, net of taxes was recorded on the sale of FGG as of July 30, 1996, the measurement date.

On December 12, 1996, in connection with the sale of the Foster Grant Group, Marlin Capital, LP ("Marlin"), a Delaware limited partnership, invested $2.5 million in AAi convertible preferred stock; upon conversion, AAi common stock received by Marlin would bear demand and piggyback registration rights. Marlin Holdings, Inc. ("MH"), a Delaware corporation, is the general partner of Marlin. Mr. Martin E. Franklin, the Company's Chairman and Chief Executive Officer, is the Chief Executive Officer and principal shareholder of MH. Mr. Franklin has been named a member of AAi's Board of Directors.

In connection with its previously announced intent to divest the Foster Grant Group, the Company had formed an independent committee of its Board of Directors to evaluate any and all offers received. Such committee received from an independent investment banker a favorable fairness opinion on the planned sale.

On October 31, 1996, the Company and certain of its subsidiaries entered into a second amendment to that certain Credit Agreement (the "Credit Agreement"), dated as of April 3, 1996, with a syndicate of lenders, led by NationsBank, N.A. The Credit Agreement (as amended) provides for a $25 million revolving credit facility. The amendment was entered into in anticipation of the sale of the Foster Grant Group, amending covenants to conform to the Company's business and structure following completion of the sale of the FGG.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         The following exhibits are filed herewith:

         2.1 Stock Purchase Agreement, dated as of November 13, 1996, by and among BEC Group, Inc., Foster Grant Group, L.P., Foster Grant Holdings, L.P. and Accessories Associates, Inc. Schedules and other attachments to such agreement are not filed herewith, but will be provided supplementally to the Commission upon request.

         10.1 Amendment No. 2 to Credit Agreement, dated as of the 31st day of October, 1996, by and among BEC Group, Inc., et al. Incorporated by reference to the Company's Form 10-Q for the period ending September 30, 1996, filed November 14, 1996.

         27      Financial Data Schedule (for electronic filing only).


(b)      REPORTS ON FORM 8-K:

         The following Current Report on Form 8-K was filed during the quarter ended September 30, 1996:

             Description                                  Date of Report
             -----------                                  --------------
Form 8-K, reporting under Item 5                          July 31, 1996
Registrant's decision to divest its
Foster Grant Group operation; and its
preliminary discussions with the
manufacturer and certain key independent
distributors of Bolle(R) brand products
regarding the prospective consolidation
and unification of the Bolle(R) brand
worldwide.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BEC GROUP, INC.



Date:  December 20, 1996                   By:  /s/ Martin E. Franklin
                                              ----------------------------------
                                              Martin E. Franklin
                                              Chairman and Chief Executive
                                              Officer


Date:  December 20, 1996                   By:  /s/ Ian G.H. Ashken
                                              ----------------------------------
                                              Ian G.H. Ashken
                                              Chief Financial Officer

                                 EXHIBIT INDEX

The following Exhibits are filed herewith or incorporated by reference:

  Number                     Exhibit                                 Page No.
  ------                     -------                                 --------
   2.1           Stock Purchase Agreement, dated              Filed electronically herewith, at
                 as of November 13, 1996, by and              page 15.
                 Among BEC Group, Inc., Foster
                 Grant Group, L.P., Foster Grant
                 Holdings, L.P. and Accessories
                 Associates, Inc.  Schedules and
                 other attachments to such agree-
                 ment are not filed herewith, but
                 will be provided supplementally
                 to the Commission upon request


   10.1          Amendment No. 2 to Credit Agreement,         Incorporated by Reference to the
                 dated as of the 31st day of October,         Company's Form 10-Q for the
                 1996, by  and among BEC Group, Inc.,         period ending September 30, 1996,
                 et al.                                       filed November 14, 1996.
                 -- --

    27           Financial Data Schedule  (for                Filed electronically herewith,
                 electronic filing only)                      at page 68.