Form 10-K405
period 1996-12-31
BEC GROUP INC
filed 1997-03-31
CIK 1008114

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM        TO
                                              ------    ------

                        COMMISSION FILE NUMBER 1-14360

                                BEC GROUP, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                13-3868804
      (State of incorporation)                      (I.R.S. Employer
                                                    Identification No.)

   555 THEODORE FREMD AVENUE, RYE, NY                    10580
(Address of principal executive office)                (Zip Code)

       Registrant's telephone number, including area code: (914) 967-9400

          Securities Registered Pursuant to Section 12(b) of the Act:


                                                    NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                            ON WHICH REGISTERED
      -------------------                           ---------------------

   Common Stock, par value $.01                     New York Stock Exchange


        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     The aggregate market value of the voting stock held by non affiliates of the registrant at March 26, 1997 was $54,901,691, computed by reference to the closing price as of that date.

     The number of shares outstanding of the Registrant's only class of Common Stock as of March 26, 1997 was 17,686,736 shares.

     Documents incorporated by reference: None.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
================================================================================

                                BEC GROUP, INC.


                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996


                               TABLE OF CONTENTS


                                     PART I


                                                                      Page
                                                                      ----
      Item 1.  Business .............................................   3
      Item 2.  Properties ...........................................   8
      Item 3.  Legal Proceedings ....................................   8
      Item 4.  Submission of Matters to a Vote of Security Holders ..   8

                                    PART II

      Item 5.  Market for Registrant's Common Equity
               and Related Stockholder Matters ......................   9
      Item 6.  Selected Financial Data ..............................   9
      Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations ........  10
      Item 8.  Financial Statements and Supplementary Data ..........  15
      Item 9.  Changes In and Disagreements With Accountants
               on Accounting and Financial Disclosure ...............  38

                                    PART III

      Item 10. Directors and Executive Officers of the Registrant ...  38
      Item 11. Executive Compensation ...............................  40
      Item 12. Security Ownership of Certain Beneficial
               Owners and Management ................................  45
      Item 13. Certain Relationships and Related Transactions .......  46

                                    PART IV

      Item 14. Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K ..............................  47

                                     PART I

ITEM 1. BUSINESS

GENERAL

BEC Group, Inc., a Delaware corporation (the "Company" or "BEC Group"), was incorporated on December 28, 1995, as a wholly owned subsidiary of Benson Eyecare Corporation, a Delaware corporation ("Benson"), in connection with the Merger (as defined below), pursuant to which Benson stockholders received all of the outstanding shares of common stock of the Company in a pro rata distribution (the "Spinoff"). The Spinoff and Merger of Essilor Acquisition Corporation with and into Benson (the "Merger") occurred on May 3, 1996 (the "Effective Date"). On May 3, 1996, Benson also consummated the sale to Monsanto Company of the assets of its Orcolite ophthalmic lens manufacturing operation (the "Asset Sale"). Prior to the Spinoff, Benson contributed to the Company all of the assets of its then non-prescription eyewear and optics related businesses and the Company assumed all of the liabilities of Benson's non prescription eyewear and optics related businesses.

In December 1996, the Company sold to Foster Grant Holdings, Inc. ("Holdings") all of the issued and outstanding shares of capital stock of the entities comprising the Foster Grant Group ("FGG"). Holdings, a recently formed Delaware corporation, is a wholly owned subsidiary of Accessories Associates, Inc. ("AAi"), a Rhode Island corporation.

Following the divestiture of its prescription eyewear business in May 1996 in connection with the Merger and Asset Sale and the sale of FGG in December 1996, the Company has two core businesses: the Optical Technologies Group, which manufactures and distributes lighting, electronic and electroformed products to a diverse customer base, and Bolle America, the exclusive marketer and distributor of Bolle(R) premium sunglasses, sport shields and goggles in the U.S., Mexico and Costa Rica.

In February 1997, the Company announced the signing of a letter of intent to acquire SNC Bolle and its affiliated entities (collectively, "Bolle France"). Bolle France's interests include investments in distributors in Brazil, Canada, France, Japan and the United Kingdom. The Company announced its intent to combine Bolle France and Bolle America as part of a long term strategy to build the Bolle(R) brand worldwide. Bolle France is an established designer and manufacturer of premium sunglasses, sports shields, ski goggles, safety eyewear and related optical products, with a manufacturing facility located in Oyonnax, France. Under the letter of intent, the Company expects to pay approximately $60 million in cash to acquire Bolle France; the Company additionally expects to issue to the selling shareholders warrants to acquire up to 2.13 million shares of common stock of the resulting combined Bolle entity. The transaction is conditioned upon completion by the Company of its due diligence investigation, negotiation and delivery of a definitive agreement, government approval, stockholder approval, and other conditions. The Company further announced its intention, contingent upon various considerations including the closing of the Bolle France acquisition, to separate the Bolle business and the Optical Technologies Group business into two discrete independent publicly traded entities. Because the consummation of these transactions is contingent as of the date hereof, the information set forth in this Annual Report on Form 10-K is limited to the Company's existing businesses as constituted at December 31, 1996 and the date hereof.

OPTICAL TECHNOLOGIES GROUP

The Optical Technologies Group consists of ORC Lighting Products, ORC Electronic Products and ORC Electroformed Products.

Products

ORC Lighting Products designs and manufactures specialty lighting used in high intensity illumination systems and mini-systems that incorporate lamps, optics and electronic components. Three primary markets are served by ORC Lighting
Products: industrial, medical and cinema. Lamps for the industrial market are used in photo exposure systems, specialty lighting applications and in various other high technology equipment. The medical market is serviced with fiber optic illumination components and systems used with medical endoscopes as illumination for diagnostic and minimally invasive surgical procedures. Products include a specially designed ceramic lamp with integral parabolic reflector, optical components, power supply and fiber optic illumination systems. ORC Lighting Products supports the worldwide cinema market with a wide range of short-arc xenon lamps used in projectors and building, stadium and theater lighting.

ORC Electronic Products manufactures photoexposure systems, including the Opti-Beam(R) and ProForm(TM) lines. These highly sophisticated systems are used in the production of high density, fine-line circuit boards, microcircuits, flexible circuits and flat panel displays. The business has focused on the upper end of the market where its proprietary optics technology, vision alignment systems and superior automated material handling capabilities allow for imaging fine line circuitry with exceptional throughput.

ORC Electroformed Products supplies a wide range of electroformed products to third party customers. Its products include (i) electroformed nickel and copper components such as cold shields, flashlight and search light reflectors, abrasion resistant shields for use on airplane and helicopter rotor blades and highly polished spheres, parabolas and ellipses for industrial uses and, (ii) tooling used in the manufacture of hard resin and polycarbonate ophthalmic lenses.

Supply Agreements

The Optical Technologies Group does not have any significant supply agreements and most materials used are available from more than one vendor. ORC Lighting Products is subject to a sole source for three of its lamp components but through strong supplier relationships has not encountered significant difficulties with delivery or price and continues to identify and qualify alternate sources.

Competition

The three businesses in the Optical Technologies Group compete in different but parallel markets in that all three businesses are affected by changes and growth in technological, specifically optics related, industries. For example, both ORC Lighting Products and ORC Electronic Products supply products used in manufacturing printed circuit boards and flat panel displays, both high growth technological markets. Competition in these markets is intense and no one competitor dominates.

ORC Lighting Products competes in the highly competitive international specialty discharge lighting market. The business distinguishes itself by providing high quality, competitively priced products accompanied by superior service. Within ORC Lighting Products' served portion of the market, it competes primarily with three competitors, one of which is United States based.

ORC Electronic Products competes in the worldwide photo exposure system market and is considered one of the market leaders for producing "next generation" equipment for its customers. Because of the growth potential of the market, an increasing number of the competitors are entering the markets served by ORC Electronic Products. Although U.S. and international patents are obtained wherever appropriate, products can be and are being replicated by competitors, sometimes at a lower cost to the customer. ORC Electronic Products' competitive advantages include advanced, effective research and development and quality products.

ORC Electroformed Products' core markets include metal optics and erosion shields for helicopter rotor blades and propellers. The business also continues to find new uses for its electroformed technology. Because it produces specialty products for specific customers, repeat business is common and electroforming competitors are few in the markets served.

Customers

The Optical Technologies Group is not dependent upon a single customer or a few customers, and no one customer of the Optical Technologies Group accounts for more than 10% of the Company's consolidated revenues. ORC Lighting Products serves a wide range of customers in the medical, industrial and entertainment industries; therefore, its top 25 customers represent less than 40% of its business. ORC Electronic Products sells capital equipment to international technologically-based customers. Its products sell for price points ranging from $150,000 to $1,000,000 and its customer base changes each year. ORC Electroformed Products provides custom products to its customers. Its customer base has grown each year and includes a wide range of industrial manufacturing businesses.

Cyclical Results

The Optical Technologies Group is subject to cyclical capital spending trends by certain of its customers. As a result, operating results may be subject to considerable fluctuation from quarter to quarter.

Intellectual Property.

The Optical Technologies Group has several patents protecting certain of its products. These patents have expiration dates ranging from 2010 to 2011. Management believes that the loss of any single patent would not have a material adverse effect on the business of the Company as a whole. The Optical Technologies Group vigorously defends its patent rights and additionally relies on trade secrets and unpatented proprietary know-how to protect its competitive position. The Company believes that product improvement, product quality and customer service are as important as patent protection in maintaining the competitive position of the Optical Technologies Group.


BOLLE AMERICA, INC.

Products

The Bolle(R) trademark is recognized around the world for premium sunglasses, sport shields and ski goggles. Bolle America offers a broad selection of sunglasses and sport shields ranging in price from $30 to $135 at retail and ski goggles at most price points. With an offering of approximately 65 models in 10 collections, every pair of Bolle(R) sunglasses blocks 100% of harmful ultraviolet ("UV") rays, as well as offers protection against infrared ("IR") radiation. Utilizing a patented process developed by Bolle France, the nylon frames used in Bolle(R) sunglasses are world renowned for being light weight, resilient and comfortable.

With the introduction in recent years of new collections such as the Madness(TM), Metals(TM), Glass Polarized(TM), Snakes(TM) and Golf(TM), management believes that Bolle America is in step with changes in consumer preferences in areas such as style, fashion, function and technological innovation. Such responsiveness in product offering is important to the continued success of Bolle America. With its patented Sports Optical System(TM), Bolle America provides the same function and style of many of its most popular sunglasses to persons who require vision correction.

Bolle America sells specialized sport shields and sunglasses suitable for most athletic endeavors, from recreational activities to hard-core competition. Substantially all of these products feature polycarbonate lenses which have proven to be more shatter-resistant and lighter weight than either glass or CR-39(R) plastic lenses. Whether worn for everyday activities or serious sporting activities, Bolle America offers a wide range of appropriate sport shields and sunglasses.

Bolle(R) ski goggles offer outstanding performance and protection when facing the elements encountered in skiing, snowboarding and other winter sports. Designed with contoured frames offering the best in flexibility, durability, aerodynamics, ventilation and peripheral vision, Bolle(R) goggles also feature lenses which incorporate treatments for anti-fog and which provide 100% UV and IR protection. Available in a full range of colors and styles and price points, many Bolle(R) ski goggles also accept the Sports Optical System(TM) prescription adapter to accommodate persons needing vision correction. Bolle(R) ski goggles are worn by many of the top downhill skiers in the world.

Supply Agreements

Pursuant to an exclusive distributor agreement, Bolle France is Bolle America's exclusive supplier of most Bolle America products. In the event Bolle France is unable or unwilling, for any reason, to supply products, the Company believes that alternative sources of supply could be developed. Such alternate sourcing is permitted under specified conditions and subject to quality standards imposed by Bolle France and may be subject to a 4% royalty on any such products sold by Bolle America.

Competition

The premium sunglass industry is dominated by three large competitors, Oakley, Luxxotica and Bausch & Lomb, with a combined U.S. market share estimated at approximately 60%. The rest of the market is fragmented, with Bolle(R) being one of the leading brands competing with many similar sized competitors for market share. Industry sources show the $1.7 billion U.S. retail non prescription sunglass market has a historical average growth rate of approximately 5%. Bolle America is a niche player in the premium sunglass market's sports segment and enjoys widespread name recognition. There are few barriers to entry to the market, which is highly competitive. The principal methods of competition are style, product performance and brand recognition.

Customers

Bolle America is not dependent upon a single customer or a few customers. Bolle America's top 25 customers represent approximately half of its total net sales. None of its customers account for 10% of the Company's consolidated revenues. In addition to its relationships with large chains, Bolle America has an established distribution network to thousands of smaller customers.

Seasonality

Bolle America's business is seasonal in nature with the second quarter having the highest sales due to the increased demand for sunglasses during that period.

Intellectual Property

Bolle America owns a number of United States registered trademarks, including Bolle(R); Bolle PC(R); ACRYLEX(R); ALIEN(R); CONTOUR(R); CHRONOSHIELD(R); MICRO EDGE(R); GEOMETRIC(R); TIGER SNAKE(R); SUNSPENDER(R); Bolle EYEZONE(R); PUT 'EM ON YOUR FACE(R); EAGLE VISION(R); TACTICAL(R); AVANT EDGE(R); bf(R); MAURICE BOLLE(R); CARBO GLAS(R); AQUASHIELD(R); HORIZON(R); and the Snakes design. In addition, Bolle America has applications pending to register a number of additional trademarks, including NORTHERN LIGHTS(TM); SEE BETTER, PLAY BETTER(TM); Bolle MADNESS(TM); Bolle ATTACK(TM); Bolle ESCAPE(TM); Bolle CARBONEX(TM); VAPOR TRAIL(TM); and TOUR ELITE(TM).

Bolle France has a number of design and utility patents registered in the United States and other countries. Bolle France's U.S. patents have expiration dates ranging from 2001 to 2015. Bolle America is a licensee under such patents. These patents are intended to protect the unique design and functional characteristics of certain Bolle America products from duplication by competitors. Protection of intellectual property rights owned by Bolle France requires the active participation of Bolle France in such efforts.
There can be no assurance that any individual patent will provide substantial protection or be of commercial value. Historically, Bolle France and Bolle America have shared the costs of obtaining, asserting and defending these patents. The loss of any one patent would not have a material adverse effect on the business of Bolle America or of the Company as a whole.

OTHER INFORMATION

EMPLOYEES

The Company employs approximately 380 employees. None of the Company's employees are covered by any collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

ENVIRONMENTAL MATTERS

The Company's facilities are subject to federal, state and local environmental laws and regulations that apply to its operations, buildings, products and real property. For example, under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), commonly known as "Superfund", and various state and local laws and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, in, or under such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of removal or remediation of such substances may adversely affect the owner's or operator's ability to use, sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may also be liable for the costs of the removal or remediation of such wastes at a disposal or treatment facility regardless of whether such facility was owned or operated by such person.

The Company's Azusa, California facility is located in a portion of the San Gabriel Valley Aquifer (the "site") in which volatile organic compounds
("VOCs") were discovered in 1979. In 1990, the Company was notified by the U.S. Environmental Protection Agency ("EPA") that it was a "Potentially Responsible Party," along with several hundred other companies, under CERCLA for the remediation of contaminated groundwater. Soil and subsurface samples of properties in the area, including the Company's Azusa facility, were begun in 1992 and continued into 1994. Most of the costs of this investigation were borne by the Company's neighbor and former owner of much of the property where the Company's facilities are located. In 1995, the Company initiated discussions with the EPA and Regional Water Quality Board ("WQB") in an effort to clarify the Company's status and obtain confirmation that the EPA would take no action against the Company with respect to the site. Pursuant to requests from the WQB, the Company performed additional deep well and shallow zone testing, the results of which support the Company's position that the Company's activities have not contributed to the ground water contamination at the site. The WQB concurred and has ordered no further testing. The WQB additionally has informed the Company that it will not require any remediation efforts at the facility. After further technical and legal review, the EPA informed the Company that it will take no action against it with respect to the site and will not require it to participate in the Steering Committee of parties preparing a remediation plan for the site. Based on current information, the Company anticipates that it also will be given the opportunity to participate in a lump sum cash settlement and consent decree to be negotiated with de minimus contributors, providing the Company protection against any potential third party claims for contribution with respect to the site. The cost of any such cash settlement is not anticipated to have a material effect on the Company, its operations or its financial results. In addition, if the Company were required to bear any portion of the remediation costs, the Company believes it would have a claim against the prior owner of the property for contribution or cost recovery. There can be no assurance, however, that such a claim would be successful.

Compliance with environmental laws and regulations has not had a material effect on the Company's earnings to date and is not expected to have a material effect in the future, nor has the Company been required to undertake significant capital expenditures to meet environmental regulations. It is management's view at this time that compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will not have a material adverse effect upon the capital expenditures, earnings, or competitive position of the Company.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

See "Financial Statements and Supplemental Data" - Note 16.

For additional data describing the Registrant's operations, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

ITEM 2. PROPERTIES

As of March 26, 1997, the locations of the Company's principal facilities are as follows:


                                                                              APPROXIMATE SQUARE
 LOCATION     PRINCIPAL USE/USER(S)                                             FEET OF SPACE
------------------------------------------------------------------------------------------------

OWNED:

Azusa, CA     Office and manufacturing facilities/Optical Technologies Group       188,750

LEASED:

Rye, NY       Principal executive office of the Company                              3,000
Denver, CO    Warehouse and office space/Bolle America                              30,000

In addition, the Company owns an approximately 150,000 square foot building located in Farmer's Branch, Texas, which it leases to the Foster Grant Group; the property is subject to a mortgage of approximately $3.7 million.

The Company's facilities are substantially fully utilized. The Company believes that its facilities are reasonably suitable for the purpose to which they are put and that, subject to possible changes to accommodate centralization and consolidation of its business activities, they are adequate for the Company's immediate foreseeable needs.


ITEM 3. LEGAL PROCEEDINGS

While the Company is engaged in routine litigation incidental to the business, the Company believes it is not currently a party to any "material" pending legal proceedings as defined in Item 103 of Regulation S-K except as disclosed herein. In an action filed on December 3, 1996, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, the trustee in bankruptcy for Optical Corporation of America Creditors' Trust seeks to recover as alleged preferences the value of certain assets allegedly transferred by Benson Optical Co., Inc. and Superior Optical Co., Inc. (jointly, "Debtors") to the Company's predecessor, Benson. The Company has been named a defendant as successor and assignee of Benson. The plaintiff seeks approximately $4 million in damages. The Company believes that the plaintiff's allegations are factually and legally insupportable and has initiated a vigorous defense. The action is entitled: Alan Katz, Trustee v. Essomega Corporation, f/k/a, Benson Eyecare Corporation, et al; Adversary Proceeding No. 396-3658, in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's common stock commenced trading publicly from May 3, 1996, the date of the Spinoff and Merger. The Company's common stock is listed on the New York Stock Exchange under the symbol "EYE." The following table sets forth the high and low sale prices of the Company's common stock as reported on the composite tape of the exchange for each of the quarters indicated.


               FISCAL YEAR         HIGH                 LOW
               -----------         ----                 ---

               1996
                Fourth Quarter ..  $5.25                $4.00
                Third Quarter ...  $5.75                $3.63
                Second Quarter ..  $7.75(1)             $4.00(1)
                First Quarter ...    N/A(1)               N/A(1)



(1)  BEC Group common stock commenced trading publicly from May 3, 1996.
     Common stock of BEC Group's predecessor, Benson, also traded publicly prior to that date under the symbol "EYE." High and low sale prices of Benson common stock during the first quarter of 1996 were, respectively, $9.38 and $7.88; high and low sale prices of Benson common stock for the period April 1, 1996 through May 3, 1996 were, respectively, $9.25 and $9.00 In connection with the Merger and Spinoff, each Benson stockholder received one share of BEC Group common stock for each two shares of Benson common stock then held.

As of March 26, 1997, there were approximately 640 stockholders of record of the Company's common stock (representing approximately 5,000 beneficial owners of the Company's common stock). No dividends have ever been declared on the Company's common stock. However, for accounting purposes, cash proceeds received by the holders of Benson common stock in connection with the Merger were reflected as dividends. The Company has no intention of paying dividends in the foreseeable future. It is the present policy of the Company's Board of Directors that any retained earnings accumulated will be used to finance future acquisitions and expansion of the Company's operations.


ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial data have been derived from audited historical financial statements and should be read in conjunction with the consolidated financial statements of the Company included herein. The discontinued operations include the Prescription Eyewear business and FGG.

The Prescription Eyewear business was discontinued in conjunction with a Merger and Asset Sale consummated May 3, 1996. Also as a result of the Merger and Asset Sale, BEC Group was treated as the continuing accounting entity. Accordingly, the Benson historical consolidated financial statements serve as the historical consolidated financial statements of BEC. The FGG business was discontinued on July 30, 1996 upon the approval of the sale by the Company's Board of Directors. The sale of FGG was completed on December 12, 1996.

The Company is the successor, for accounting purposes, of Benson. A number of entities, including Benson Optical Co., Inc. ("Benson Optical"), Pembridge Optical Partners, Inc. ("Pembridge Optical"), Superior Optical Company, Inc. ("Superior Optical"), and Superior Eye Care, Inc. ("Superior"), which were included in Benson's consolidated financial statements and consequently are considered continuing operations of the Company for accounting purposes during certain periods, are included in the selected financial data set forth below. Accordingly, the 1996 results of continuing operations are not comparable to the historical results presented for earlier periods.

The selected financial data for the five (5) years ended December 31, 1996 are as follows:


  (Dollars in thousands
  except per share data)         1996(A)    1995(A)     1994(A)      1993(A)     1992(A)
                                --------   ---------   ---------    ---------   ---------
------------------------------------------------------------------------------------------
Net Sales                      $  66,996   $  66,073    $  62,141   $  62,139    $  32,237

Income (loss) from
continuing operations              4,921      (1,736)         453      (1,545)      (2,072)

Income (loss) from
discontinued operations           77,835      (5,024)       9,713         393          (C)

Net income (loss)                 82,756      (6,760)      10,166      (1,152)      (2,072)

Income (loss) per share
from continuing operations          0.28       (0.10)        0.03       (0.09)       (0.35)

Income (loss) per share
from discontinued operations        4.40       (0.28)        0.55        0.02          (C)

Net income (loss)
per share                           4.68       (0.38)        0.58       (0.07)       (0.35)

Total assets                      79,531     273,278      232,179      67,346       26,602

Long-term debt                     3,597      18,606       15,294         633        3,234

Stockholders' equity(B)            7,604     131,134      111,093      41,054        5,725

-------------------------------------------------------------------------------

(A) The comparability of the selected financial data presented is significantly affected by business combinations and divestitures (other than discontinued operations) consummated during each of the years presented. See accompanying notes to consolidated financial statements.

(B) Dividends of $50 were declared and paid in 1994 by Bolle America prior to its acquisition by Benson.

(C)  Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS AND DIVESTITURES

For the year ended December 31, 1996

BEC Group was incorporated on December 28, 1995, as a wholly owned subsidiary of Benson Eyecare Corporation, a Delaware corporation ("Benson"), in connection with the Merger (as defined below), pursuant to which Benson stockholders received all of the outstanding shares of common stock of the Company in a pro rata distribution (the "Spinoff"). The Spinoff and Merger of Essilor Acquisition Corporation with and into Benson (the "Merger") occurred on May 3, 1996 (the "Effective Date"). As a result thereof, Essilor purchased Benson and the Omega Group, Benson's wholesale optical laboratory business. On May 3, 1996, Benson also consummated the sale to Monsanto Company of the assets of its Orcolite ophthalmic lens manufacturing operation (the "Asset Sale"). Prior to the Spinoff, Benson contributed to the Company all of the assets of its then non-prescription eyewear and optics related businesses and the Company assumed all of the liabilities of Benson's non-prescription eyewear and optics related businesses.

In December 1996, the Company sold to Foster Grant Holdings, Inc. ("Holdings") all of the issued and outstanding shares of capital stock of the entities comprising Foster Grant Group ("FGG"). Holdings, a recently formed Delaware corporation, is a wholly owned subsidiary of Accessories Associates, Inc. ("AAi"), a Rhode Island corporation.

The above transactions were presented as discontinued operations in the consolidated financial statements for the periods presented.

For the Year Ended December 31 ,1995

Effective November 2, 1995, the Company acquired all of the issued and outstanding capital stock of Bolle America in exchange for 3,265,000 shares of the Benson Common stock, valued at $31 million. The business combination was accounted for as a pooling of interests and accordingly, the financial statements of Bolle America were combined with those of the Company for all years presented. Bolle America had revenues of $19,663 and income before income taxes of $1,279 for the nine month period prior to the combination with the Company.

Effective June 30, 1995, the Company sold 100% of the issued and outstanding capital stock of Superior Eye Care, Inc. for aggregate consideration of $5 million. No gain or loss was recorded on the sale.

For The Year Ended December 31, 1994

In August 1994, the Company sold the assets of certain retail optical stores owned by its wholly owned subsidiary, Pembridge Optical Partners, Inc., for consideration of $1.25 million in interest bearing promissory notes receivable due September 1997. Such notes were later adjusted down to $1.14 million.

Effective September 30, 1994, Superior Vision Services, Inc. ("SVS"), issued new shares of stock representing 80% of total shares issued. The shares were acquired by a non-executive director and shareholder whose holding in SVS was subsequently diluted by the issuance of additional shares representing a 40% interest in SVS on a fully diluted basis, to an unrelated third party. During 1996, SVS underwent a recapitalization which resulted in the issuance of Series B preferred shares to BEC Group in exchange for the forgiveness of $500 of indebtedness in lieu of cash. The carrying value of the Company's investment in SVS was reduced to $245 at December 31, 1996 to reflect the investment on a lower of cost or market basis.

On October 12, 1994, the Company acquired Optical Radiation Corporation ("ORC") for approximately $143 million. The cash portion of the purchase consideration was funded in part through cash on hand of the Company and ORC, and borrowings under a revolving credit facility. The Omega and Orcolite businesses were subsequently divested on May 3, 1996, as discussed above and in Note 2 to the accompanying consolidated financial statements. The operating results of the remaining three ORC business are reflected in continuing operations from date of acquisition and referred to as the Optical Technologies Group ("OTG").

On October 13, 1994, the Company sold the businesses and assets of the Ophthalmic Surgical Products Division of ORC for aggregate consideration of $4.6 million in cash and 61,000 shares of Mentor Corporation common stock.

On October 20, 1994, the Company completed the divestiture of its retail operations through the sale of Benson Optical Co., Inc. and Superior Optical Co., Inc. to OCA, for an aggregate consideration of $3.5 million in notes receivable and $1.5 million of convertible preferred stock, which represented a 19.9% equity interest in OCA, on an if converted basis. During 1995, the Company disposed of these notes and the OCA convertible preferred stock.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Net sales for the year ended December 31, 1996 were $67.0 million compared to $66.1 million for the year ended December 31, 1995. Sales of $2.6 million from Superior Eye Care, Inc., which was sold on June 28, 1995, were included in 1995. The growth primarily resulted from growth at OTG. The premium sunglass market softened during 1996, especially in the fourth quarter, while the technological markets, which OTG serves, continue to grow.

Adjusted for the fee income from Superior Eye Care, Inc., the gross profit margin remained relatively flat, decreasing from 44.0% in 1995 to 43.6% in 1996.

Selling, general and administrative expenses decreased from $24.1 million or 36.4% of net sales to $20.6 million or 30.8% of sales, reflecting both a total dollar and percentage of sales decrease despite increased sales. This decrease was affected by head office cost savings achieved at BEC and Bolle and operating cost savings at OTG. Bolle America's savings result from the elimination of the costs of being a stand-alone public company through November 2, 1995. BEC's costs have decreased with the smaller size of BEC as compared to Benson. OTG continues to combine sales growth with cost efficiencies while maintaining strong operating margins.

Interest expense for 1996 was $2.6 million, down from $3.8 million in 1995, reflecting both lower credit facility balances and lower average interest rates.

Other income consists primarily of equity income from the Company's investment in Eyecare Products plc and interest income from notes receivable. Equity income decreased from $525 in 1995 to $275 in 1996. In 1995 other income was also higher due to nonrecurring income earned from the sale of assets.

The Company's 1996 provision for income taxes of $2.5 million or 34% of income from continuing operations before taxes represents the effective tax rate of the Company in its present structure. In 1995, the effective tax rate used for continuing operations was 36% reflecting the then effective tax rate for the businesses not sold in May 1996.

Year ended December 31, 1995 compared to year ended December 31, 1994

Net sales increased from $62.1 million in 1994 to $66.1 million in 1995. In 1994, net sales included $29.9 of sales from divested businesses but only included one quarter of OTG sales ($9.1 million) from the date of acquisition. The results are therefore not comparable.

Gross margin decreased from $36.9 million or 59.4% of net sales in 1994 to $30.2 or 45.6% of net sales in 1995. This is primarily due to the shift in business from retail to manufacturing in nature.

Selling, general and administrative expenses were $24.1 million for the year ended December 31, 1995 compared to $34.0 million for the year ended December 31, 1994. This decrease also reflects the shift in business toward manufacturing and the elimination of ORC's costs of being a stand-alone public company through October 12, 1994.

Special charges of $5.2 million primarily include (i) $4.3 million charge to reflect the impairment of certain notes receivable and trade accounts receivable from OCA prior to the exchange of such assets for a non-interest bearing convertible note receivable from Sterling Vision, Inc., valued at $2.1 million, and (ii) the write of $500 of deferred financing costs in connection with a change in the Company's banking syndicate in September 1995. Merger related expenses represent the transaction costs for the purchase of Bolle America, which was accounted for as a pooling of interests.

Interest expense for the year ended December 31, 1995 increased to $3.8 million from $3.5 million in 1994 primarily due to higher credit facility balances outstanding and the issuance of Benson's convertible notes in April 1994.

Other income in 1995 was $3.3 million versus $1.3 million in 1994. The increase was primarily due to equity income recorded on the Company's investment in Eyecare Products plc in 1995 versus an equity loss in 1994 and nonrecurring gains recorded on the sales of certain assets in 1995.

The Company recorded a net tax benefit of $1.0 million or 36% of income from continuing operations in 1995. The 1995 effective tax rate for continuing operations of 36% was unchanged from 1994. Acquisitions made during 1995 and 1994 had a significant impact on the tax rate.

LIQUIDITY AND CAPITAL RESOURCES

For the Year Ended December 31, 1996

Net cash provided by continuing operations in 1996 was $4.4 million with net income plus non-cash expenses being offset by increases in inventories and other assets. Movements in accounts receivable and accounts payable also provided cash to operations.

During 1996, the disposition of the Prescription Eyewear business and FGG provided total cash proceeds of approximately $285 million in addition to the cash provided by those operations from January 1, 1996 through the respective dates of disposition. Most of the cash received for the sale of the Prescription Eyewear business was used to pay a dividend of $230 million to stockholders in conjunction with the Merger and Spinoff. The remaining cash proceeds were used to pay down short and long term debt leaving the Company with lower debt levels at the end of 1996.

On April 3, 1996, the Company and certain of its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders (the "Lenders"), led by NationsBank, N.A., ("NationsBank"). The Credit Agreement, as amended effective December 12, 1996, provides for a $25 million revolving credit facility, which includes a letter of credit subfacility.

The Company expects cash flow from operations combined with available borrowing capacity under the Company's existing revolving credit facility to be sufficient to fund the Company's operating needs. Future acquisitions may be financed by debt or equity offerings. In the short term, liquidity needs were met from cash flow from operations, working capital management and the Company's Credit Agreement. On a long term basis, the Company's management has had a successful track record of being able to access the public equity and debt markets for capital and liquidity.

For the Year Ended December 31, 1995

In 1995, the Company's loss from continuing operations of $1.7 million included non-cash special charges and merger related expenses and depreciation and amortization expense of $6.8 million. Changes in assets and liabilities all resulted in uses of cash except for the $2.1 million increase in accounts payable resulting in cash used by continuing operations of $7.7 million.

In 1995, the Prescription Eyewear business completed acquisitions which, in addition to capital expenditures, resulted in the use of cash by discontinued operations investing activities.

Capital expenditures in 1995 included $763 for the installation and implementation of a new management information system at OTG in additional to normal course of business expenditures.

In June 1995, Benson completed a primary public stock offering of approximately
2.35 million shares of common stock at an offering price of $10.125 per share. Net proceeds to the Company aggregating approximately $22.1 million were used to pay down debt, to fund acquisitions and for general corporate purposes, including working capital needs.

On March 6, 1995, all borrowings under the Second Amended and Restated Loan and Security Agreement (the "Agreement") were refinanced under a Third Amended and Restated Loan and Security Agreement (the "Amended Agreement"), with the Company becoming the Borrower. Borrowings under the Amended Agreement bear interest at variable rates based upon the Eurodollar Rate, with an initial base rate equivalent to LIBOR plus 112 basis points. The facility is secured by inventory, trade receivables and intangible assets until various requirements are met, after which time the collateral will be released.

For the Year Ended December 31, 1994

The Company and certain of its wholly owned subsidiaries entered into an Amended and Restated Loan and Security Agreement (the "March Agreement"), dated as of March 21, 1994. Under the March Agreement, the lenders agreed to make available to The Bonneau Company ("Bonneau"), Pennsylvania Optical Company and Opti-Ray, Inc. ("Opti-Ray") (referred to as the "Borrowers") an aggregate loan amount of up to $33 million. On March 30, 1994, the Borrowers borrowed an aggregate $13.4 million under the March Agreement in connection with the purchase of Opti-Ray, to provide working capital financing for Opti-Ray's first quarter operations and to pay certain fees and expenses incurred in connection with the acquisition. The March Agreement was amended by an agreement dated as of October 12, 1994 (the "October Agreement"). Under the October Agreement, the lenders agreed to make available to Bonneau, Opti-Ray, ORC and Omega, an aggregate loan amount of up to $75 million.

On May 9, 1994, Benson completed a public offering of $41 million convertible subordinated notes due 2001, with a coupon rate of 8% per annum, and a conversion price of $9.056 per share. The net proceeds of this offering were used primarily to repay a portion of the outstanding balances under a revolving credit facility, fund capital expenditures, and for general corporate purposes.

On December 22, 1994, Bolle America completed an initial public offering (the "Offering") for the sale of 1.3 million shares of common stock at the Offering price of $9.00 per share. Bolle America received proceeds of $10.5 million, net of the underwriting discount. Offering costs were approximately $0.5 million. From the proceeds of the Offering, Bolle America repaid approximately $4.5 million to satisfy all amounts outstanding under the Company's revolving line of credit and notes payable.

SEASONALITY AND CYCLICAL RESULTS

The Optical Technologies Group is subject to cyclical capital spending trends by certain of its customers. As a result, operating results may be subject to considerable fluctuation from quarter to quarter. Bolle America's business is seasonal in nature with the second quarter having the highest sales due to the increased demand for sunglasses during that period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                       Report of Independent Accountants


To the Board of Directors and
Stockholders of BEC Group, Inc. (formerly Benson Eyecare Corporation)


In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of BEC Group, Inc. (formerly Benson Eyecare Corporation) and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Bolle America, Inc., a wholly-owned subsidiary, which statements reflect total revenues of $23,093,819 for the year ended December 31, 1994. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Bolle America, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Dallas, Texas
March 10, 1997

                          Independent Auditors' Report



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
BOLLe AMERICA, INC.


We have audited the statements of operations, stockholders' equity, and cash flows of Bolle America, Inc. for the year ended December 31, 1994, which financial statements are not separately presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of Bolle America, Inc. for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


                                                  KPMG PEAT MARWICK LLP


Denver, Colorado
January 20, 1995

BEC GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)



                                                        December 31,
                                                        ------------
ASSETS
                                                      1996         1995
                                                   ---------    ---------
Current assets
 Cash and cash equivalents                         $   2,475    $   4,404
 Trade receivables, less allowance for  doubtful
  accounts of $948 and $747                           12,175       12,856
 Inventories                                          17,705       14,936
 Investment in discontinued operations                  --        191,673
 Other current assets                                  4,476        3,106
                                                   ---------    ---------
  Total current assets                                36,831      226,975

Property and equipment, net                           13,648       13,999
Goodwill, net                                         11,372       11,599
Intangible assets, net                                 1,942        2,325
Equity in and notes receivable
 from affiliated companies                            11,435       10,564
Other assets                                           4,303        7,816
                                                   ---------    ---------
  Total assets                                     $  79,531    $ 273,278
                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term debt                                   $  17,645    $  62,870
 Accounts payable                                      6,346        4,637
 Accrued compensation                                  2,278        2,366
 Other accrued expenses                                9,385        7,198
                                                   ---------    ---------
  Total current liabilities                           35,654       77,071

Long-term debt                                         3,597       18,606
Convertible subordinated notes                        21,922       40,950
Other long-term liabilities                           10,754        5,517
                                                   ---------    ---------
  Total liabilities                                   71,927      142,144
                                                   ---------    ---------
Commitments and contingencies

Stockholders' equity:
 Preferred stock - par value $1;
  500 shares authorized; none outstanding
 Common stock - par value $.01; 50,000 shares
  authorized; 17,631 and 32,101 issued                   176          321
 Additional paid-in capital                           28,703      131,553
 Treasury stock - 116 and 195 shares at cost            (557)      (1,365)
 Retained earnings                                   (20,718)         625
                                                   ---------    ---------
  Total stockholders' equity                           7,604      131,134
                                                   ---------    ---------
  Total liabilities and stockholders' equity       $  79,531    $ 273,278
                                                   =========    =========

          See accompanying notes to consolidated financial statements.

BEC GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)



                                               For the year ended December 31,
                                               -------------------------------
                                                 1996        1995        1994
                                                 ----        ----        ----

Net sales                                      $ 66,996    $ 66,073      62,141

Costs and expenses:
 Costs of sales                                  37,805      35,906      25,219
 Selling, general and administrative expense     20,630      24,095      34,030
 Special charges                                     --       5,237          --
 Merger related expenses                             --       3,050          --
 Interest expense                                 2,588       3,785       3,458
 Other income, net                               (1,453)     (3,289)     (1,273)
                                               --------    --------    --------
  Total costs and expenses                       59,570      68,784      61,434

Income (loss) from continuing
 operations before income taxes                   7,426      (2,711)        707
Provision (benefit) for incomes taxes             2,505        (975)        254
                                               --------    --------    --------
Income (loss) from continuing operations          4,921      (1,736)        453

Income (loss) from discontinued operations       77,835      (5,024)      9,713
                                               --------    --------    --------
Net income (loss)                              $ 82,756    $ (6,760)   $ 10,166
                                               ========    ========    ========
Pro forma weighted average common
 shares outstanding                              17,669      17,600      17,600
                                               ========    ========    ========
Income (loss) per share:
Income (loss) from continuing operations       $   0.28    $  (0.10)   $   0.03
Income (loss) from discontinued operations         4.40       (0.28)       0.55
                                               --------    --------    --------
Net income (loss) per share                    $   4.68    $  (0.38)   $   0.58
                                               ========    ========    ========

          See accompanying notes to consolidated financial statements.

BEC GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(Amounts in thousands)



                                                                   Additional    Retained
                                                                    paid-in      earnings     Treasury
                                            Shares    Par value     capital      (deficit)      stock
                                           --------   ----------   ----------   -----------  -----------
1994:
Balance - beginning of year                  20,556    $     206    $  43,579    $  (2,731)
 Shares issued for acquisitions               7,118           71       49,041
 Shares issued through public
  offering, net of expenses                     969           10        9,952
 Exercise of stock options                      310            3        1,420
 Conversion of convertible debt                  78            1          349
 Compensation accrued for stock options                                   161
 Other issuances of common stock                 20                       150
 Stock contributed to pension plan               19                       130
 Cash dividend to stockholders                                                         (50)
 Treasury stock                                (195)                                          $  (1,365)
 Net income                                                                         10,166
                                          ---------    ---------    ---------    ---------    ---------
Balance - December 31, 1994                  28,875          291      104,782        7,385       (1,365)

1995:
 Shares issued for acquisitions                 316            3        2,843
 Shares issued through public
  offering, net of expenses                   2,356           24       22,012
 Exercise of stock options                      317            3        1,410
 Compensation accrued for stock options                                   146
 Other issuances of common stock                 17                       115
 Stock contributed to pension plan               25                       245
 Net loss                                                                           (6,760)
                                          ---------    ---------    ---------    ---------    ---------
Balance - December 31, 1995                  31,906          321      131,553          625       (1,365)

1996:
 Exercise of stock options                      415            4        2,323
 Dividend to stockholders                                            (125,972)    (104,099)
 Shares issued for acquisitions                   2                        12
 Other issuances of common stock                 22                       174
 Treasury stock                                (116)          (2)      (1,363)                      808
 Effect of Spinoff (reverse split)          (16,008)        (160)       1,541
 Conversion of 8 % Convertible Notes
  due 2001                                    1,294           13       20,435
 Net income                                                                         82,756
                                          ---------    ---------    ---------    ---------    ---------
Balance - December 31, 1996                  17,515    $     176    $  28,703    $ (20,718)   $    (557)
                                          =========    =========    =========    =========    =========

          See accompanying notes to consolidated financial statements.

BEC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)




                                                          For the year ended December 31,
                                                          -------------------------------
                                                        1996            1995           1994
                                                      ---------       --------       --------
Cash flows from operating activities:
 Net income (loss)                                    $   4,921    $  (1,736)   $     453
 Adjustments to reconcile income (loss) to net
   cash provided (used) by operating activities:
  Special charges and merger related
   expenses, net of payments                               --          4,219         --
  Depreciation and amortization                           1,384        2,557        2,050
  Bad debt expense                                           99          463          347
  Loss (gain) on sale of property and equipment             415         (316)        --
  Stock compensation expense                               --             15          161
 Changes in current assets and liabilities (net of
   effect of companies acquired):
 Accounts receivable                                        732       (2,404)       2,042
 Inventories                                             (2,841)      (1,807)       7,273
 Other assets                                            (1,763)      (4,872)       3,385
 Accounts payable                                         1,491        2,060        4,131
 Accrued expenses and other                                 (81)      (5,908)     (20,268)
 Cash provided (used) by discontinued operations          4,330       (4,763)      19,079
                                                      ---------    ---------    ---------
  Net cash provided (used) by operating activities        8,687      (12,492)      18,653
                                                      ---------    ---------    ---------
Cash flows from investing activities:
 Cash expended in acquisitions,
  net of cash received                                     --         (3,865)     (62,142)
 Capital expenditures                                      (939)      (1,750)      (2,369)
 Proceeds from sale of fixed assets                         157        3,648           80
 Investments in affiliated companies                       --           --         (7,481)
 Cash provided (used) by discontinued operations        276,431      (36,756)     (18,632)
                                                      ---------    ---------    ---------
  Net cash provided (used) by investing activities      275,649      (38,723)     (90,544)
                                                      ---------    ---------    ---------
Cash flows from financing activities:
 Net proceeds from issuance of long-term debt              --          4,000       44,958
 Payments on notes payable and mortgages                (15,385)      (1,068)      (3,583)
 Proceeds (payments) from revolving credit line         (45,000)      (8,938)      10,587
 Proceeds from issuance of common stock                   1,944       23,548       11,534
 Cash dividends to stockholders                        (230,071)        --            (50)
 Cash provided (used) by discontinued operations          2,247       20,844       20,653
                                                      ---------    ---------    ---------
  Net cash provided (used) by financing activities     (286,265)      38,386       84,099
                                                      ---------    ---------    ---------
Effect on cash of changes in foreign exchange rates        --           --           --
                                                      ---------    ---------    ---------
Net increase (decrease) in cash                          (1,929)     (12,829)      12,208

Cash and cash equivalents at beginning of year            4,404       17,233        5,025
                                                      ---------    ---------    ---------
Cash and cash equivalents at end of year              $   2,475    $   4,404    $  17,233
                                                      =========    =========    =========

(Continued)

BEC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)


                                                       For the year ended December 31,
                                                       -------------------------------
                                                           1996      1995      1994
                                                           ----      ----      ----
Supplemental disclosures of cash flow information:
          Interest paid                                    $6,715   $9,142   $4,274
          Income taxes paid                                 2,581      910    2,222

Noncash transactions:

1996

o $20,448 of convertible notes were converted into equity during 1996 in conjunction with the Merger and Asset Sale.
o    $500 of notes receivable from SVS was forgiven during 1996.
o Recorded $1 million of non-interest bearing convertible preferred stock as partial consideration on the sale of Foster Grant.


1995

o Recorded a $1.9 million non-interest bearing convertible note receivable in exchange for notes and trade receivables.
o Certain business combinations and divestitures were consummated during the year. The acquisitions were funded through a combination of cash, equity and debt. The fair values of the assets and liabilities at the dates of acquisition are presented as follows:


          Accounts receivable                         $ 2,888
          Inventories                                    (275)
          Property and equipment                          622
          Goodwill                                     13,841
          Intangible assets                             1,350
          Other assets                                    633
          Short-term debt                                 (92)
          Accounts payable and accrued liabilities     (1,840)
          Other long-term liabilities                   2,508
                                                    ---------
          Net assets acquired                         $19,635
                                                    =========

(Continued)

BEC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)


1994

o Received 195 shares of common stock as partial payment of management fee from Superior Eye Care.
o Received notes receivable and stock in connection with dispositions of retail assets.
o Certain business combinations were consummated during the year. The acquisitions were funded through a combination of cash, equity and debt. The fair values of the assets and liabilities at the dates of acquisition are presented as follows:


          Accounts receivable                          $ 21,507
          Inventories                                    37,822
          Property and equipment                         34,250
          Goodwill                                       67,086
          Intangible assets                               7,886
          Other assets                                   58,615
          Short-term debt                                  (966)
          Accounts payable and accrued liabilities      (46,430)
          Other long-term liabilities                   (22,712)
                                                    -----------
          Net assets acquired                          $157,058
                                                    ===========

          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data, unless otherwise noted)

NOTE 1 - BUSINESS, POOLING OF INTERESTS AND BASIS OF PRESENTATION

Business

BEC Group, Inc. ("BEC Group" or the "Company") has two core businesses: the Optical Technologies Group ("OTG") which manufactures and markets lighting, electronic and electroformed products to a diverse customer base and Bolle America, Inc. ("Bolle America"), the exclusive marketer and distributor of Bolle(R) premium sunglasses, sport shields and goggles in the U.S., Mexico and Costa Rica. The evolution of the Company to its present composition was accomplished through a series of acquisitions and divestitures which were consummated during the period from October 1992 through December 1996 (Notes 2 and 5).

Pooling of Interests and Basis of Presentation

The consolidated financial statements include the accounts of BEC Group and Bolle America to reflect the pooling of interests, consummated on November 2, 1995, for all periods presented (Note 5).

Results of continuing operations of the previously separate companies described above for the year ended December 31, 1994 and the nine months ended September 30, 1995, the end of the interim period nearest the date that the combination was consummated, are as follows:


                                                     BEC      Bolle America  Combined
                                                     ---      -------------  --------
Nine months ended September 30, 1995 (unaudited)

  Net sales                                          $ 30,257    $ 19,663   $ 49,920
  Income from continuing operations                     3,114       1,279      4,393

Year ended December 31, 1994
  Net sales                                          $ 39,048    $ 23,093   $ 62,141
  Income (loss) from continuing operations             (1,484)      1,937        453

There were no pre-merger transactions between the companies.


NOTE 2 - DISCONTINUED OPERATIONS AND 1996 DIVESTITURES

Foster Grant Group and Dallas Corporate Headquarters

On December 12, 1996, the Company sold to Foster Grant Holdings, Inc. ("Holdings") all of the issued and outstanding shares of capital stock of the entities comprising the Foster Grant Group ("FGG"). At closing, the Company received $29 million in cash and 100 shares of non-voting preferred stock with a maximum redemption value of $6 million (the "Preferred Stock"). By agreement with Accessories Associates, Inc. ("AAi"), the Company may, at its option, exchange the Preferred Stock for shares of AAi common stock if AAi completes an initial public offering ("IPO") at any time within three (3) years of closing. Upon any such exchange, the Company will receive the number of shares of AAi common stock equal to $6 million divided by 85% of the IPO offering price, as set forth in the AAi final IPO prospectus. Any such shares of AAi common stock will not be registered for resale under federal securities laws, but will bear "piggyback" registration rights. If the Preferred Stock is not converted, it will be redeemed by Foster Grant Holdings, Inc. ("Holdings") on or before February 28, 2000 for up to $6 million, based on the FGG's net sales for the year ending December 31, 1999. The cash consideration was used to pay down the Company's credit facility and pay transaction expenses. The results of operations for FGG and the Dallas Corporate Headquarters, which is being closed in connection with the sale of FGG, are presented as discontinued operations of the Company. The assets of FGG, net of liabilities, are presented as investment in discontinued operations at December 31, 1995. A loss of $26.1 million including transaction expenses and phase-out losses, net of taxes was recorded on the sale.

Prescription Eyewear Business

On May 3, 1996, Benson Eyecare Corporation ("Benson"), BEC Group (the "Company" or "BEC"), Essilor International, S.A. ("Essilor"), Essilor of America, Inc. ("Essilor of America"), a wholly owned subsidiary of Essilor and Essilor Acquisition Corporation, Inc. ("Essilor Sub"), a wholly owned subsidiary of Essilor of America, entered into an Agreement and Plan of Merger, as amended pursuant to which Essilor purchased Benson and the Omega Group, Benson's wholesale optical laboratory business (the "Merger"). Benson also entered into an Asset Purchase Agreement, pursuant to which Benson's lens manufacturing business, Orcolite, was purchased by the Monsanto Company (the "Asset Sale"). The Omega Group and Orcolite comprised the Prescription Eyewear Business of Benson.

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

For accounting purposes, BEC is considered the continuing entity. Accordingly, in substance, the Merger and Asset Sale were considered to be a sale of Omega and Orcolite by BEC to Essilor and Monsanto Company, respectively. Upon approval of the Merger, Benson's historical consolidated financial statements, adjusted for the sale of the Prescription Eyewear business, became the historical financial statements of BEC Group. The gain on the sale of these businesses of $100.7 million and the results of operations for these businesses are presented as discontinued operations of BEC. The cash merger consideration is treated as a dividend by BEC Group. The assets of the discontinued operations, net of liabilities, are presented as investment in discontinued operations at December 31, 1995. The accounting treatment of the Merger and Asset Sale differs from the legal and federal income tax treatment.

During the third quarter, the final Closing Balance Sheet for the sale of Omega was agreed upon by the Company and Essilor. According to the terms of the Merger, a purchase price adjustment of $2.1 million was paid to Essilor on October 3, 1996, decreasing the gain on the sale. Additionally, Essilor and the Company agreed to settle the Contingent Valuation Right (the "CVR") early for cash of $2.2 million payable by the Company to Essilor in January 1997. Accordingly, the gain on the sale increased by approximately $2.4 million. The net result of the described adjustments, in addition to the adjustment of certain accruals relating to the Merger, was a $791 incremental gain on the sale of the Prescription Eyewear Business recorded in discontinued operations in the third quarter.

Summarized information on the combined discontinued operations, excluding the net gain on the transactions follows. The 1996 amounts represent the operating results of FGG and the Prescription Eyewear business through their respective measurement dates.


                                              For the year ended

                                         1996       1995       1994
                                         ----       ----       ----
Net sales                               $101,565  $235,762    $130,090
Income (loss) before income taxes          4,368    (4,251)     10,719
Income tax expense                         1,542       773       1,006
                                      ----------  --------   ---------
Net income (loss)                       $  2,826  $ (5,024)   $  9,713
                                      ==========  ========   =========

BEC Group also entered into an indemnification agreement, whereby BEC Group has agreed to indemnify Essilor against all federal income and other taxes for any taxable period before the Merger was consummated. BEC Group has also agreed to indemnify the above named parties against all losses or liabilities arising from misrepresentation or breaches of warranty.

Pursuant to the Merger, all Benson stock options were canceled. Continuing BEC Group option holders received cash and new options in exchange for their Benson options. Option holders from discontinued operations received cash and BEC Group stock in exchange for their Benson options.

NOTE 3 - SPECIAL CHARGES AND MERGER RELATED EXPENSES

The Company's special charges of $5.2 million for the year 1995 included primarily: (i) a $4.3 million charge to reflect the impairment of certain notes receivable and trade accounts receivable from OCA Acquisition, Inc., d/b/a Optical Corporation of America ("OCA") prior to the exchange of such assets for non-interest bearing convertible note receivable from Sterling Vision, Inc. (Note 5) valued at $2.1 million; (ii) the write-off of $500 of deferred financing costs in connection with a change in the Company's banking syndicate in September 1995. Merger related expense represents $3.1 million of transaction costs associated with the Bolle America pooling of interests.


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in certain less than 50% owned affiliates are accounted for by the equity method, investments in less than 20% owned affiliates are accounted for by the cost method (Note 9). All significant intercompany transactions, profits and accounts have been eliminated in consolidation.

Cash Equivalents

Cash equivalents include all temporary cash investments with original maturities of three months or less. The carrying value is equal to market value.

Revenue Recognition

OTG recognizes revenue upon shipment or delivery of products. Bolle America recognizes revenue at the time of shipment with estimates provided for returns based on historical experience.

Concentration of Credit Risk and Major Customers

The Company is not subject to significant concentrations of credit risk. However, trade receivables arising from sales to customers are not collateralized and as a result management continually monitors the financial condition of these customers to reduce the risk of loss. Notes receivable relate to the divestiture of certain businesses and related assets in 1995 and 1994. The carrying values of notes receivable approximate fair value.

Foreign Currency Transactions

The Company has entered into a series of agreements with a vendor providing a series of fixed exchange rates on the French franc/U.S. dollar exchange rate for inventory purchases from that vendor. From time to time, the Company may also enter into foreign currency forward contracts to hedge against the effects of foreign currency fluctuations on inventory purchases and the settlement of trade accounts payable. Foreign currency transaction gains and losses are recorded in other income.

Inventories

Inventories, which consist primarily of raw materials and finished goods held for resale, are stated at the lower of cost or market value. Costs include material, direct labor, and overhead. Inventory at OTG is determined on a first-in-first-out basis; inventory at Bolle America is determined on an average cost basis.

Warranties

Certain sales are subject to warranty against defects in material and workmanship for varying periods. The Company provides for such potential future costs at the time the sales are recorded.

Property and Equipment

Property and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed on a straight line basis for financial reporting purposes, and on an accelerated basis for tax purposes, over the estimated useful lives of the assets. Useful lives range from 3 to 5 years for office equipment to 30 years for buildings. Asset cost and accumulated depreciation amounts are removed for dispositions and retirements, with resulting gains and losses reflected in earnings.

Goodwill and Intangible Assets

Goodwill represents the excess cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Intangible assets consist principally of trademarks and other identifiable intangible assets.

Goodwill and intangible assets are amortized on a straight line basis over estimated useful lives which approximate 40 years for goodwill, 20 years for trademarks, and from 3-10 years for other identifiable intangibles. At each balance sheet date, the Company evaluates the realizability of goodwill and intangible assets based upon expectations of undiscounted cash flows of each subsidiary having a significant goodwill or intangible asset balance. Should this review indicate that goodwill or intangible assets will not be recoverable, the Company's carrying value of the goodwill or intangible assets will be reduced by the estimated shortfall of discounted cash flows. Based upon its most recent analysis, the Company believes that no material impairment of goodwill or intangible assets exists.

Income Taxes

Deferred income taxes are provided on the difference in basis of assets and liabilities between financial reporting and tax returns using enacted tax rates. A valuation allowance is recorded when realization of deferred tax assets is not assured.

Investments in Affiliates

Investments in affiliates owned less than 20% are carried on the balance sheet according to the cost method. Investments in more than 20% owned affiliates are carried on the balance sheet according to the equity method.

Earnings Per Share

Earnings per share is computed by dividing net earnings or loss by the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Common stock equivalents consist of the dilutive effect of common shares which may be issued upon exercise of stock options and warrants.

The number of common shares issued and outstanding as of December 31, 1995 has not been adjusted to reflect the Merger and Asset Sale and represents the historical stockholders' equity in Benson.

The pro forma weighted average shares outstanding in 1995 and 1994 reflect the effect of the Merger and Asset Sale and represent the approximate number of common shares outstanding including common stock equivalents of BEC Group following the Merger and Asset Sale.

New Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, establishes financial accounting and reporting requirements for stock-based employee compensation plans. The Company adopted the reporting requirements in SFAS 123 in 1996.

SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of, establishes financial accounting standards for the impairment of long lived assets. The Company adopted SFAS 121 in 1996.

Reclassifications

Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


NOTE 5 - BUSINESS COMBINATIONS AND DIVESTITURES

1996 DIVESTITURES (NOTE 2)

1995 BUSINESS COMBINATIONS

Bolle America, Inc.

Effective November 2, 1995, the Company acquired all of the outstanding common stock of Bolle America in exchange for 3,265 shares of the Company's common stock, valued at $31 million. The business combination was accounted for as a pooling of interests and accordingly, the financial statements of Bolle were combined with those of the Company. The Company entered into employment, consulting and noncompete agreements with the former president of Bolle America providing for annual payments of $255 from 1996 through 2000.

1995 DIVESTITURES

Effective September 15, 1995, the Company exchanged its interests in notes receivable and trade accounts receivable from OCA for a non interest-bearing convertible note receivable from Sterling Vision, Inc. ($2.1 million carrying value) (Note 3).

Effective June 30, 1995, the Company sold 100% of the issued and outstanding capital stock of Superior Eye Care for aggregate consideration of $5 million. There was no gain or loss recorded on the transaction.

1994 BUSINESS COMBINATIONS

Optical Radiation Corporation

On October 12, 1994, the Company acquired all of the issued and outstanding capital stock of Optical Radiation Corporation ("ORC"). The consideration was $143 million which consisted of $95 million of cash, and the issuance of 7.1 million shares of the Company's common stock, valued at $48 million. The acquisition was accounted for as a purchase with the operating results of ORC included in the consolidated financial statements from October 12, 1994. The allocation of purchase price included assignment of $7 million to trademarks and other identifiable intangible assets and $68 million to goodwill.

Pro forma information for the acquisition of ORC is not presented herein as the majority of the ORC business purchased was sold in connection with the Merger and Asset Sale on May 3, 1996 (Note 2).

1994 DIVESTITURES

On October 13, 1994, the Company sold the businesses and assets of the Ophthalmic Surgical Products Division of ORC for aggregate consideration of $4.6 million in cash and 61 shares of Mentor Corporation common stock. The consolidated financial statements do not include any operating results for this business. Other income, net for the year ended December 31, 1995 includes a realized gain of $515 from the sale of the Mentor stock.

On October 20, 1994, the Company sold 100% of the issued and outstanding capital stock of Benson Optical Co., Inc. ("Benson Optical") and Superior Optical Company, ("Superior Optical") for aggregate consideration of $3.5 million in notes receivable and $1.5 million of convertible preferred stock of OCA, which, if converted, represented a 19.9% equity interest. There was no gain or loss recorded on the sale. The note receivable was due October 2000, with interest payments due quarterly until October 1996, and interest and principal payments due quarterly thereafter. The fair value of the preferred stock approximated its carrying value at December 31, 1994, subject to adjustment based upon certain purchase price adjustments provided for in the purchase agreement. The Company's holdings in OCA were sold in 1995.

In August 1994, the Company sold the assets of certain retail optical stores owned by its subsidiary, Pembridge Optical Partners, Inc. ("Pembridge Optical"), to Sterling Vision, Inc. for consideration of $1.14 million in notes receivable due September 1997 which bear interest at prime plus 1.5%, payable monthly.


NOTE 6 - INVENTORIES

Inventories consist of the following at December 31:


                        1996        1995
                        ----        ----
Raw materials      $ 4,534         $4,165
Work in progress     2,655          2,549
Finished goods      11,139          8,818
Reserves              (623)         (596)
                  --------   ------------
                   $17,705        $14,936
                  ========   ============

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:


                                   1996          1995
                                   ----          ----
Land                            $ 1,631         $1,849
Buildings                        10,401          9,700
Machinery and equipment           4,186          3,815
Furniture and fixtures              301            192
Leasehold improvements               47             47
                               --------   ------------
                                 16,566         15,603
Less accumulated depreciation    (2,918)       (1,604)
                               --------   ------------
Net property and equipment      $13,648        $13,999
                               ========   ============

Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $964, $914 and $1,678, respectively.

Land and buildings totaling $6.3 million net of accumulated depreciation are subject to operating leases. The minimum future rental income is as follows:


1997                      $ 1,233
1998                          753
1999                          318
2000 and thereafter            --
                          -------
                          $ 2,304
                          =======

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

Intangible assets and accumulated amortization at December 31, consist of the following:


                                        1996        1995
                                        ----        ----
Goodwill                              $11,939      $11,881
Trademarks                              1,498        1,496
Other identifiable intangible assets      800        1,199
Less accumulated amortization            (923)        (652)
                                      -------   ----------
                                      $13,314      $13,924
                                      =======   ==========

Amortization expense for goodwill and intangible assets for the years ended December 31, 1996, 1995 and 1994, was $527, $574 and $378, respectively.


NOTE 9 - EQUITY IN AND NOTES RECEIVABLE FROM AFFILIATED COMPANIES

Eyecare Products plc

On August 8, 1994, the Company, through its wholly owned subsidiary, Ashfield Development, Inc. ("Ashfield"), a British Virgin Islands corporation, subscribed for shares of Eyecare Products plc ("Eyecare Products"), in order to maintain the Company's holdings in Eyecare Products at 26.44%. Ashfield accounted for its interest in Eyecare Products under the equity method. On September 1, 1994, the Company sold 51% of its holdings in Ashfield to an Asian joint venture partner. During September 1994, the Company sold its holdings in Eyecare Products to Ashfield. No profit or losses were recorded on these transactions because the transactions were between companies under common control. From September 1, 1994 to April 30, 1996, the Company accounted for its investment in Ashfield on the equity method of accounting.

As part of the series of transactions leading up to the Merger on May 3, 1996, the assets and liabilities of Ashfield were distributed to its shareholders and Ashfield was subsequently liquidated. No gain or loss was recorded on the distribution. BEC Group now holds its investment in Eyecare Products directly. For the years ended December 31, 1996 and 1995, the Company recognized equity earnings of $275 and $525, respectively, on its investment in Eyecare Products.

The Company has entered into an agreement, dated November 14, 1996, as amended, with Lantis Eyewear Corporation ("Lantis"), whereby the Company sold 3,500 shares of Eyecare Products to Lantis and has granted Lantis an option to acquire the Company's remaining interest in Eyecare Products. A $250 deposit received from Lantis in December 1996 was recorded as deferred income. The Company currently maintains a 23% interest in Eyecare Products. Eyecare Products is the largest frame manufacturer and distributor in France having sales of approximately $90 million in 1996.

Eyecare Products shares two common directors with the Company, and the Company has a management agreement with Eyecare Products under which a management fee is paid to the Company, not to exceed .5% of Eyecare Products net sales. The Company recognized management fee income of $100 and $300 during each of the years December 31, 1996 and 1995, respectively.

Superior Vision Services, Inc.

The Company's investment in Superior Vision Services, Inc. ("SVS") is currently accounted for on the cost basis. Additionally, the Company has a fully funded $500 line of credit outstanding to SVS. Both of these balances net of a reserve are included in "Equity in and notes receivable from affiliated companies." During 1996, SVS underwent a recapitalization which resulted in the issuance of Series B preferred shares to BEC Group in exchange for the forgiveness of $500 of indebtedness in lieu of cash. The carrying value of the Company's investment in SVS was reduced to $245 at December 31, 1996 to reflect the investment on a lower of cost or market basis.

Benson Partners I, L.P.

In December 1993, a partnership was formed in which a wholly owned subsidiary of the Company maintained a 1% general partnership interest. The primary business of the partnership was to invest in ORC. In October 1994, following the acquisition of ORC by the Company, Benson Partners distributed its assets. Immediately prior to the completion of the acquisition, the Company received 40 shares as its distribution. Through the Company's investment in Benson Partners, prior to June 30, 1994, the Company recognized income of $744 representing gain on the stock.


NOTE 10 - CREDIT FACILITIES

Short-Term Debt

Short-term debt consists of the following at December 31:


                                            1996       1995
                                            ----       ----
Revolving credit facility                  $17,500     $62,500
Current maturities of long-term debt           145         370
                                          --------  ----------
                                           $17,645     $62,870
                                          ========  ==========

Credit Agreement

On April 3, 1996, the Company and certain of its subsidiaries entered into a $75 million credit facility (the "Credit Agreement") with a syndicate of lenders (the "Lenders"), led by NationsBank, N.A., ("NationsBank"). The Credit Agreement, as amended effective December 12, 1996, provides for a $25 million revolving credit facility maturing on December 11, 1997, which includes a letter of credit subfacility of $5 million. The interest rate applicable to the credit facilities will equal the Base Rate or the Eurodollar Rate (each, as defined in the Credit Agreement), as the Company may from time to time elect. The Base Rate will generally be equal to the sum of (a) the greater of (i) the prime rate as announced from time to time by NationsBank or (ii) the Federal Funds Rate plus one-half percent (0.5%), and (b) a margin ranging from 0% to
 .375%, depending upon the Company's satisfaction of certain financial criteria. The Eurodollar Rate will generally be equal to the interbank offered rate for Eurodollar deposits, as adjusted to give effect to Eurodollar reserve requirements, plus a margin ranging from .625% to 1.625%, depending upon the Company's satisfaction of certain financial criteria. A commitment fee of $175 was paid upon closing the Credit Agreement in April 1996.

At December 31, 1996, the Company had aggregate borrowing capacity under the Credit Agreement of $25 million. During 1996, the weighted average interest rate on borrowings under the facility was 7.1%, the average outstanding balance was $42.3 million, and the maximum balance outstanding was $68 million.

At December 31, 1996, the Company was in compliance with all applicable debt covenants.

Revolving Credit Facility

At December 31, 1995, the Company, through its subsidiaries, had aggregate borrowing capacity under a revolving credit agreement of $90 million. During 1995, the weighted average interest rate on borrowings under the facility was 7.7%, the average outstanding balance was $61 million, and the maximum balance outstanding was $86.5 million.

The revolving credit facility had a five-year term and interest accrued at variable rates based upon the Eurodollar Rate, 6.97% at December 31, 1995, with an initial rate equivalent to LIBOR plus 112 base points. The facility was secured by inventory, trade accounts receivable and intangible assets. This facility was replaced by the Credit Agreement on April 3, 1996.

The Company was not in compliance with all debt covenants during 1995, primarily due to the special charges and merger related expenses; however, a waiver for non-compliance was received from the lenders.

Long-Term Debt

Long-term debt consists of the following at December 31:


                                  1996       1995
                                  ----       ----
Mortgages                       $3,742      $18,823
Capitalized lease obligations      --           153
                               -------   ----------
                                 3,742       18,976
Less current maturities           (145)        (370)
                               -------   ----------
                                $3,597      $18,606
                               =======   ==========

Aggregate maturities of long-term debt are as follows:


          1997          $  145
          1998             159
          1999             175
          2000             191
          2001             210
          Thereafter     2,862
                      --------
                        $3,742
                      ========

The fair value of long term debt is estimated using incremental borrowing rates currently available to the Company. The carrying value of long-term debt approximates fair value.

Convertible Subordinated Notes

On May 9, 1994, Benson completed a public offering of $40,950 Convertible Subordinated Notes, due 2001 with a coupon rate of 8% and a conversion price of $9.056 per share. In connection with the Merger, holders of $40,896 Convertible Subordinated Notes due 2001 accepted a Conversion and Exchange Agreement whereby they exchanged one-half of their principal amount and a portion of accrued interest for new BEC Group 8% Convertible Notes due 2002 (the "BEC Group Notes"). The other half of their notes was converted into Merger Consideration using a $7.90 conversion price. The BEC Group Notes accrue interest semi-annually but do not pay interest until conversion or maturity. Accordingly, $849 of accrued interest is included in the Convertible Subordinated Notes balance. Interest may be paid in cash or in kind at the option of the Company. The conversion price for the BEC Group Notes is $5.75. As of December 31, 1996, there were $21,019 BEC Group Notes and $54 Benson Notes outstanding. The Company registered the BEC Group Notes with the Securities and Exchange Commission effective January 28, 1997.

Mortgages

The Company has a $3,742 mortgage bearing interest at LIBOR plus 1.85 basis points, secured by land and buildings in Dallas, Texas, with monthly principal and interest payments of $41 due through April 2001. Such payments are paid using rental income from FGG which occupies the building.

NOTE 11 - INCOME TAXES

The provision (benefit) from income taxes consists of the following:


                                               1996         1995      1994
                                               ----         ----      ----
Continuing operations:
  Current:
   Federal                                    $ 2,907    $   478    $ 1,095
   State and local                                222         76        182
  Deferred                                       (624)    (1,529)    (1,023)
                                              -------    -------    -------
                                              $ 2,505    $  (975)   $   254
                                              =======    =======    =======
Discontinued operations
  Deferred                                    $  (251)   $   775    $ 1,006
                                              =======    =======    =======
Total provision (benefit) from income taxes   $ 2,254    $  (200)   $ 1,260
                                              =======    =======    =======

The Company's effective tax rates for continuing and discontinued operations differ from the Federal statutory rate as follows:

                                           1996         1995     1994
                                           ----         ----     ----
Expected tax (benefit) at statutory rate   35.0%       (35.0%)   35.0%
State income taxes                          2.0%        (2.0%)    2.0%
Effects of acquisitions and divestitures  (32.9%)        4.2%   (11.4%)
Valuation allowance                        (1.6%)       16.9%    (9.2%)
Goodwill amortization                       1.3%        10.9%    (1.7%)
Other, net                                 (1.1%)        2.1%    (3.7%)
                                           ----          ---     ----

                                            2.7%        (2.9%)   11.0%
                                            ===         ====     ====

Significant components of deferred income taxes for continuing and discontinued operations are as follows at December 31:

                                                 1996     1995
                                                 ----     ----
Loss carryforward                           $2,263        $778
Accounts receivable                            341         294
Notes receivable                               959       1,350
Office closing                                 848          --
Inventories                                    319         234
Assets of discontinued operations               --      18,141
Other, net                                     553       1,295
                                            ------      ------
Gross deferred tax asset                     5,283      22,092
Valuation allowance                         (2,263)     (3,665)
                                            ------      ------
Deferred tax asset                           3,020      18,427
                                            ------      ------
Liabilities of discontinued operations          --      (7,826)
Fixed assets                                  (650)       (559)
Intangible assets                             (128)     (1,774)
                                            ------      ------
Deferred tax liability                        (778)    (10,159)
                                            ------      ------
Net deferred tax asset                      $2,242      $8,268
                                            ======      ======


Discontinued Operations

The Company recorded gross deferred tax assets of $18,141 for discontinued operations for the year ended December 31, 1995. The related valuation allowance of $3,665 reflects an increase of $1,181 from the 1994 balance of $2,484. The increase in the valuation allowance for discontinued operations was recorded as a result of the performance of the businesses in 1995. In the event these deferred tax assets become fully realizable, the valuation allowance will be released. The effect on the income tax provision related to the valuation allowance was a charge of $1,181 for the year ended December 31, 1995.

In connection with the divestitures in 1996, substantially all net operating loss carryforwards were utilized to reduce income taxes currently payable. The balance of the valuation allowance at December 31, 1995 was released in 1996 as the utilization of the net operating loss carryforwards was assured due to the gains recognized on the divestitures. Net operating loss carryforwards related to discontinued operations amount to approximately $0 and $37 million at December 31, 1996 and 1995, respectively. No deferred assets or liabilities related to discontinued operations remain on the balance sheet at December 31, 1996.

Continuing Operations

The Company recorded gross deferred tax assets of $5,283 and related valuation allowance of $2,263 for continuing operations for the year ended December 31, 1996. A capital loss carryforward was generated through the sale of the Foster Grant Group. A valuation allowance of $2,263 was established for the entire net tax benefit of the capital loss carryforward as the realization was not assured. The effect on the income tax provision for continuing operations related to the valuation allowance was a charge of $2,263. The capital loss carryforward expires in the year 2001. Net operating loss carryforwards related to continuing operations amount to approximately $0 an $2 million at December 31, 1996 and 1995, respectively.


NOTE 12 - SHARE REPURCHASE PROGRAM

On September 9, 1996, the Company adopted a share repurchase program whereby the Company may repurchase, pursuant to Rule 10(b)-18 under the Securities Exchange Act of 1934, shares of its common stock in the open market. The repurchase program became active in December 1996 following the FGG disposal. Repurchased shares may be issued from time to time upon (i) exercise of options granted under the Company's 1996 Stock Incentive Plan and/or (ii) under the Company's 1996 Employee Stock Purchase Plan. As of December 31, 1996, the Company had purchased 116 shares of its common stock at an average price of $4.80 per share.


NOTE 13 - STOCK OPTION PLANS

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans, which are described below. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on the fair market value at the grant dates for awards under those plans consistent with the method provided by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows:


                                                  Year ended December 31
                                                  ----------------------
                                               1996        1995         1994
                                               ----        ----         ----
Net income (loss)              As reported    $82,756    $(6,760)    $10,166
                               Pro Forma       78,592    (10,236)      6,618

Net income (loss) per share    As reported    $  4.68     $(0.38)     $ 0.58
                               Pro Forma         4.45      (0.58)       0.38

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for all grants:

          Dividend yield             0%
          Expected volatility       64%
          Risk free rate of return   5%
          Expected turnover          7%
          Expected term         5 years

The weighted average fair values of the Benson options granted during the years ended December 31, 1994, 1995, and 1996 were $3.72, $4.80 and $5.12, respectively. The weighted average fair value of the BEC Group options granted during 1996 was $2.55.

The Company may grant nonqualified stock options, incentive stock options or stock appreciation rights to officers, directors, consultants and key employees of the Company.

Options under nonqualified stock option plans are granted to officers, directors and key employees at prices determined by the Company's Board of Directors based upon market value on the date of grant. There were 3,046,633 shares available under these plans for future grants at December 31, 1996.

As a result of the Merger and Asset Sale, all Benson options were canceled. Option holders received consideration (including new BEC Group options) for their Benson options. Accordingly, all options were issued under the BEC Group Stock Compensation Plan on or after May 3, 1996.

A summary of Benson option transactions is as follows:


                                     Option price     Number
                                      range per         of       Expiration
                                        share         shares         date
                                        -----         ------         ----
         Outstanding
          at 12/31/93                $1.50-10.00      1,182      2000 - 2003
         Granted                     $2.65-7.92       1,834
         Exercised                   $1.50-6.99        (310)
         Cancelled                   $2.00-10.00       (419)
                                                     -------

         Outstanding
          at 12/31/94                $1.50-8.45       2,287      1995 - 2001
         Granted                     $6.13-9.87         568
         Exercised                   $1.50-7.25        (317)
         Cancelled                   $7.00-7.25        (125)
                                                     -------
         Outstanding
          at 12/31/95                $1.50-9.87       2,413      1996 - 2002
         Granted                     $7.87-9.50         268
         Exercised                   $2.50-7.25        (326)
         Cancelled                   $1.50-9.75         (15)
         Cancelled in
          connection with Merger
          and Asset Sale                             (2,340)
                                                     -------

         Outstanding
          at 12/31/96                                    -0-
                                                     =======

A summary of BEC Group option transactions is follows:


                        Weighted Average     Number
                            Exercise           of
                             Price           shares
                         ------------        -------
         Outstanding
          at 12/31/95                           -0-
         Granted             $ 4.63           2,050
         Exercised           $ 2.71            (89)
         Cancelled           $ 4.94           (146)
                                              ----
         Outstanding
          at 12/31/96        $ 4.70           1,815
                                              =====
         Exercisable
          at 12/31/96        $ 3.90             390
                                              =====

Options generally vest evenly over a three- or four- year period beginning one year from the date of grant and expire seven years from the date of grant. The 390 exercisable options at 12/31/96 had an option price range of $0.83-$5.26. The weighted average remaining contractual life of the 1,815 options outstanding at December 31, 1996 was 6.46 years.


NOTE 14 - RELATED PARTY TRANSACTIONS

On December 12, 1996, in connection with the sale of the Foster Grant Group by the Company, Marlin Capital, LP ("Marlin"), a Delaware limited partnership, invested $2.5 million in convertible preferred stock of the buyer Accessories Associates, Inc. ("AAi"); upon conversion, AAi common stock received by Marlin would bear demand and piggyback registration rights. Marlin Holdings, Inc. ("MH"), a Delaware corporation, is the general partner of Marlin. Mr. Martin
E. Franklin, the Company's Chairman and Chief Executive Officer, is the Chief Executive Officer and principal stockholder of MH. Mr. Ashken, the Company's Chief Financial Officer and a Director, also is a stockholder and executive officer of MH. Mr. Franklin also has been named a member of AAi's Board of Directors.

Ms. Nora Bailey, a member of the Company's Board of Directors since May 1996, is an attorney specializing in federal tax law. In her professional capacity she has rendered legal advice and related services to both the Company and its predecessor, Benson. Ms. Bailey has rendered such services both prior to and subsequent to her appointment to the Company's Board of Directors, and it is anticipated that from time to time in the future she will be engaged to provide similar legal services to the Company. All fees paid to Ms. Bailey in connection with such services have been agreed in arms' length negotiations and are in accordance with Ms. Bailey's usual and customary billing practices.
Fees paid to Ms. Bailey by the Company in connection with such services are not paid in consideration of her services as a director. Aggregate fees billed to Benson and the Company by Ms. Bailey during 1996 were approximately $73.

Mr. Franklin serves as non-executive chairman of Eyecare Products and a director of SVS. Mr. Ashken serves as a director of Eyecare Products.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

ORC has been named a potentially responsible party ("PRP"), along with several other entities with significant operations, by the U.S. Environmental Protection Agency ("EPA"), under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") of 1980, with respect to the cleanup of hazardous substances and ground water contamination in the San Gabriel Valley Aquifer (the "site"), which has been designated a "Superfund Site" by the EPA. Other entities have been named by the EPA as responsible parties. Although CERCLA technically imposes joint and several liability upon each PRP at each site, the extent of ORC's required financial contribution to the cleanup is expected to be limited based on the documented contribution of contaminants by each of the PRP's as well as the number and relative financial strength of the primary contributors of pollutants. Furthermore, ORC has conducted additional testing at its facility, the result of which support ORC's position that its activities have not contributed to the groundwater contamination. Both EPA and the Regional Water Quality Board have reviewed reports based on such testing and have advised ORC that (i) no further testing will be required and (ii) no remediation will be required by ORC. The EPA has advised ORC and the steering committee that it will not require ORC's participation in the steering committee and will not require ORC to take any further action with respect to the site.

The Company is subject to various litigation incidental to business. Irrespective of any indemnification that may be received, the Company does not believe that exposure on any matter will result in a significant impact on the Company or its results of operations.


NOTE 16 - SUBSEQUENT EVENTS

In February 1997, the Company announced the signing of a letter of intent to acquire SNC Bolle and its affiliated entities (collectively, "Bolle France"). Bolle France's interests include investments in distributors in Brazil, Canada, France, Japan and the United Kingdom. The Company announced its intent to combine Bolle France and Bolle America as part of a long term strategy to build the Bolle(R) brand worldwide. Bolle France is an established designer and manufacturer of premium sunglasses, sports shields, ski goggles, safety eyewear and related optical products, with a manufacturing facility located in Oyonnax, France. Under the letter of intent, the Company expects to pay approximately $60 million in cash to acquire Bolle France; the Company additionally expects to issue to the selling shareholders warrants to acquire up to 2.13 million shares of common stock of the resulting combined Bolle entity. The transaction is conditioned upon completion by the Company of its due diligence investigation, negotiation and delivery of a definitive agreement, government approval, stockholder approval, and other conditions. The Company further announced its intention, contingent upon various considerations including the closing, of the Bolle France acquisition, to separate the Bolle business and the Optical Technologies Group business into two discrete entities. Because the consummation of these transactions is contingent as of the date hereof, the information set forth in this Annual Report on Form 10-K is limited to the Company's existing businesses as constituted at December 31, 1996 and the date hereof.


NOTE 17 - INDUSTRY SEGMENTS

The Company currently classifies its continuing operations in two core business segments: the OTG and Bolle America. The OTG consists of ORC Lighting Products, ORC Electronic Products and ORC Electroformed Products which were acquired as part of ORC in October 12, 1994. Accordingly, the 1994 segment information includes the results of OTG from date of acquisition to December 31, 1994. Corporate and other consists primarily of parent company expenses and results of divested businesses not included in discontinued operations.


                                                1996        1995        1994
                                                ----        ----        ----

NET SALES
Optical Technologies Group                    $41,891      $38,122       9,154
Bolle America                                  24,422       24,829      23,094
Corporate and Other                               683        3,122      29,893
                                               ------       ------      ------
 Total Net Sales                               66,996       66,073      62,141


OPERATING INCOME (LOSS)
 AFTER SPECIAL CHARGES AND
 MERGER RELATED EXPENSES
Optical Technologies Group                      8,288        7,094       2,170
Bolle America                                   1,757         (430)      3,513
Corporate and Other                               (31)      (5,590)     (1,518)
                                               ------       ------      ------
 Total Operating Income                        10,014        1,074       4,165

IDENTIFIABLE ASSETS
Optical Technologies Group                      48,922      41,481      35,228
Bolle America                                   15,408      14,795      17,549
Corporate and Other                             15,201     217,002     179,402
                                                ------     -------     -------
 Total Indentifiable Assets                     79,531     273,278     232,179

                                           1996     1995       1994
                                           ----     ----       ----
DEPRECIATION AND AMORTIZATION
Optical Technologies Group                  925     1,208         57
Bolle America                               387       251        199
Corporate and Other                          72     1,098      1,794
                                          -----     -----      -----
 Total Depreciation and Amortization      1,384     2,557      2,050

CAPITAL EXPENDITURES
Optical Technologies Group                  653     1,274      1,660
Bolle America                               244       216        344
Corporate and Other                          42       260        365
                                          -----     -----      -----
 Total Capital Expenditures                 939     1,750      2,369

Operating income represents earnings before special charges, merger related expenses, interest expense and income taxes. Identifiable assets are those assets employed in each segment's operation including goodwill allocated to each segment.

NOTE 18 - QUARTERLY FINANCIAL DATA
     (Unaudited)

                                  For the year ended December 31, 1996
                                    Q1         Q2           Q3         Q4
----------------------------------------------------------------------------
Net sales                        $16,989     $18,559     $16,252     $15,196
 Gross profit                      7,532       8,340       6,962       6,357
Net income
  from continuing operations       1,040       2,224       1,128         529
Income per share
  from continuing operations     $  0.06     $  0.13     $  0.06     $  0.03

                                  For the year ended December 31, 1995
                                    Q1         Q2           Q3         Q4
----------------------------------------------------------------------------
Net sales                       $ 14,837    $ 18,242    $ 16,517     $ 16,477
 Gross profit                      7,198       8,781       6,876        7,312
Net income (loss)
  from continuing operations         348       1,398      (2,409)      (1,073)
Income (loss) per share
  from continuing operations    $   0.02    $   0.08    $  (0.14)    $  (0.06)

                                  For the year ended December 31, 1994
                                    Q1         Q2           Q3         Q4
----------------------------------------------------------------------------
Net sales                       $ 14,518    $ 16,361    $ 13,395    $ 17,867
 Gross profit                      9,188       9,767       8,612       9,355
Net income (loss)
  from continuing operations         157         166         605        (475)
Income (loss) per share
  from continuing operations    $   0.01    $   0.01    $   0.03        0.03

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Company's independent accountants on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which if not resolved to such accountants' satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their report.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


NAME                        AGE                  OFFICE
----                        ---                  ------
Martin E. Franklin(1)(2)    32   Chairman of the Board of Directors and Chief
                                 Executive Officer

Ian G. H. Ashken(1)(2)      36   Executive Vice President of Finance and
                                 Administration, Chief Financial Officer,
                                 Assistant Secretary and Director

Nora A. Bailey(3)           55   Director

Richard W. Hanselman(3)(4)  69   Director

David L. Moore(3)(4)        40   Director

William T. Sullivan         53   Director

Charles F. Sydnor(2)(4)     54   Director

-------------------------------------------------------------------------------

(1) Member of Executive Committee
(2) Member of Nominating Committee
(3) Member of Audit Committee
(4) Member of Compensation/Stock Option Committee

Directors of the Company are elected annually at the Annual Meeting of Stockholders. Their respective terms of office continue until the next Annual Meeting of Stockholders and until their successors have been elected and qualified in accordance with the Company's Restated By-laws. There are no family relationships among any of the directors or executive officers of the Company.

Martin E. Franklin was elected Chairman of the Board and Chief Executive Officer of the Company in December 1995. Mr. Franklin was Chairman of the Board and Chief Executive officer of Benson from October 1992 to May 1996 and President from November 1993 to May 1996. Mr. Franklin has been the Chairman and Chief Executive Officer of Pembridge Holdings, Inc. since 1990. From 1988 to 1990, Mr. Franklin was Managing Director of Pembridge Associates, Inc. Both Pembridge Associates, Inc. and Pembridge Holdings, Inc., specialized in merchant banking and related services. Mr. Franklin has been Chairman and Chief Executive Officer of Marlin Holdings, Inc., the general partner of Marlin Capital, L.P., since October 1996. Mr. Franklin is non-executive Chairman and a director of Eyecare Products plc and also serves on the boards of Specialty Catalog Corp. and certain private companies. Mr. Franklin received his B.A. in Political Science from the University of Pennsylvania.

Ian G.H. Ashken, A.C.A. was elected Executive Vice President, Chief Financial Officer, Assistant Secretary and a Director of the Company in December 1995. Mr. Ashken was Chief Financial Officer of Benson and a director of Benson from October 1992 to May 1996. Mr. Ashken also served as Benson's Executive Vice President from October 1994 to May 1996; Secretary from October 1992 to December 1993; and, Assistant Secretary from December 1993 to May 1996. Mr. Ashken has been the Executive Vice President and a director of Pembridge Holdings, Inc. since 1990.

Since October 1996, Mr. Ashken has been Vice Chairman of Marlin Holdings, Inc., the general partner of Marlin Capital, L.P. Mr. Ashken is a director of Eyecare Products plc. Mr. Ashken received his B.A. (Hons) in Economics and Accounting from the University of Newcastle in England.

Nora A. Bailey, Esq. became a member of the Company's Board of Directors in May 1996. Ms. Bailey is a federal income tax attorney with a specialty in mergers and acquisitions and has many multinational clients. Ms. Bailey and her firm from time to time have been engaged to provide legal advice to the Company. Until 1993, she was a partner in Ivins, Phillips & Barker in Washington D.C., which she joined in 1972. Ms. Bailey received her J.D. from The University of Michigan Law School.

Richard W. Hanselman, was elected a director of Benson Eyecare Corporation in August 1994, and of BEC Group, Inc. in May 1996. Mr. Hanselman also serves on the board of Arvin Industries, Inc.; Becton, Dickinson and Company; The Bradford Funds, Inc.; Foundation Health Corporation; Gryphon Holdings, Inc.; Healthtrust, Inc.; Incom Recycling, Inc.; and, Daisy Manufacturing Co. From 1981 to 1986, Mr. Hanselman was Chairman, President and Chief Executive Officer and director of Genesco, Inc., a diversified footwear and apparel business.
Mr. Hanselman also served as Genesco's President and Chief Operating Officer from 1980 to 1981. Prior to that time, Mr. Hanselman held senior management posts at the Beatrice Companies, Samsonite Corporation, RCA and RCA Sales Corporation, and the Crosley-Bendix divisions of AVCO.

David L. Moore became a member of the Company's Board of Directors in May 1996. Mr. Moore is President and Chief Executive Officer of Century 21 Home Improvements, Garden State Brickface, Inc., a leading New York metropolitan area residential and commercial remodeling firm. Mr. Moore received his B.A. in Economics from Amherst College and his M.B.A. from Harvard University.

William T. Sullivan was elected President and Chief Operating Officer of the Company on April 2, 1996. Mr. Sullivan became a member of the Company's Board in May 1996. Upon Benson's acquisition of Optical Radiation Corporation ("ORC") in October 1994, Mr. Sullivan was appointed Benson's Executive Vice President of Operations. From July 1993 to October 1994, Mr. Sullivan served as the President of the Consumer Optical Group of ORC. From August 1987 through July 1993, Mr. Sullivan served as Group Vice President of the Consumer Optical Group of ORC. Prior to joining ORC, Mr. Sullivan was President of Pearle Vision Centers. Mr. Sullivan has announced his resignation as an executive officer and employee of the Company, effective March 29, 1997; Mr. Sullivan will remain a member of the Company's Board of Directors.

Charles F. Sydnor, M.D., was elected a director of Benson Eyecare Corporation in October 1992, and of BEC Group, Inc. in May 1996. Dr. Sydnor has practiced general ophthalmology and neuro-ophthalmology in Burlington, North Carolina since 1982. Dr. Sydnor served on the faculty at Duke University for eight years before going into private practice in 1982. Dr. Sydnor is a member of the American Academy of Ophthalmology's Managed Care Committee and is a consultant to the Academy's Secretariat for Governmental Relations. He also is the immediate past Chairman of the legislative committee and President of Excellence in Primary Eye Care, Inc. Dr. Sydnor is President of Alamance Eye Center P.A.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange "Act") requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") and the stock exchange upon which the Company's stock is listed, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the last fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following Table sets forth all compensation paid to, deferred or accrued for the benefit of the Company's Chief Executive Officer and of all other executive officers of the Company who earned total compensation for 1995 exceeding $100,000 (the "Executive Group"). Except as disclosed below, no executive officer of the Company had a total annual salary and bonus for 1996 exceeding $100,000.


                                                               LONG TERM
                                                              COMPENSATION
                                     ANNUAL COMPENSATION(1)      AWARDS
                                     ----------------------      ------
                                                                 OPTIONS/     ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR     SALARY       BONUS       SARS(2)     COMPENSATION
---------------------------    ----     ------       -----       -------     ------------
Martin E. Franklin(3)          1996   $ 277,455    $ 602,477     550,000      $  5,700(8)
 Chairman, Chief Executive     1995   $ 300,000    $  50,000         -0-           -0-
 Officer                       1994   $ 131,610    $ 250,000         -0-           -0-

Ian G.H. Ashken(3)             1996   $ 212,981    $  86,813     275,000      $132,275(8)
 Chief Financial Officer,      1995   $ 190,000          -0-         -0-           -0-
 Executive Vice President of   1994   $ 145,620    $  67,000     100,000(7)        -0-
 Finance and Administration,
 and Assistant Secretary

William T. Sullivan(2)(4)      1996   $ 212,981    $  84,775     372,250      $961,618(8)
 Chief Operating Officer and   1995   $ 195,000          -0-      40,000(7)   $106,340(6)
 President                     1994          (5)         -0-     304,000(7)        -0-

-------------------------------------------------------------------------------

(1) Included in the table are amounts received as compensation from Benson during the periods in question and prior to the Spinoff on May 3, 1996.

(2) All awards reflected in this column represent stock options granted under the Company's 1996 Stock Incentive Plan.

(3) In addition to compensation reflected in this or any other table below, the Company maintains "split dollar" life insurance policies for Messrs. Franklin and Ashken, respectively, in amounts of $5 million and $3 million.

(4) Mr. Sullivan became Executive Vice President of Operations of Benson on October 17, 1994; prior to that time he served as an executive officer of ORC. Compensation earned by Mr. Sullivan as an executive officer of ORC prior to its acquisition and his employment by Benson is not included.

(5)  Less than $100,000.

(6) Includes reimbursed relocation expenses of $101,890 and a contribution to the ORC profit sharing plan of $4,450.

(7) These figures represent stock options granted under the former Benson stock option plan, all of which were canceled in connection with the Merger and Spinoff. Options granted in 1996 under the Company's 1996 Stock Incentive Plan included options granted in replacement of such canceled options. See "Options/SAR Grant Table", below.

(8) Includes an employer matching contribution in the amount of $5,700 to each member of the Executive Group under the Company's 401(k) Retirement Plan. The remainder (if any) represents cash payments in connection with the cancellation on May 3, 1996 of then outstanding Benson stock options upon the consummation of the Merger and Spinoff.


OPTIONS/SAR GRANTS TABLE

Except as stated below, no stock options or stock appreciation rights (SARs) were granted in 1996 to the named executive officers.



                                      INDIVIDUAL GRANTS                                       POTENTIAL
                                      -----------------                                   REALIZED VALUE AT
                                                                                            ASSUMED ANNUAL
                        NUMBER OF        % OF TOTAL                                     RATES OF STOCK PRICE
                       SECURITIES         OPTIONS                                         APPRECIATION FOR
                       UNDERLYING        GRANTED TO     EXERCISE                            OPTION TERM(2)
                         OPTIONS        EMPLOYEES IN    OR BASE        EXPIRATION         ----------------
   NAME              GRANTED (#)(1)     FISCAL YEAR     PRICES($/SH)     DATE(3)          5%           10%
----------           --------------     -----------     ------------    ----------        --           ---
Martin E. Franklin      500,000(3)         24%           $5.05          05/03/2003         73,540     165,283
                         50,000(4)          2%           $4.25          12/16/2003        129,561     251,001

Ian G.H. Ashken          50,000(5)(6)       2%           $4.08          05/03/2003        153,149     280,977
                        200,000(3)         10%           $5.05          05/03/2003         29,416      66,113
                         25,000(4)          1%           $4.25          12/16/2003         64,780     125,500

William T. Sullivan      26,100(5)(7)       1%           $2.11          05/03/2003            N/A         N/A
                         13,050(5)(7)      (9)           $2.90          05/03/2003            N/A         N/A
                         26,100(5)(7)       1%           $2.19          05/03/2003            N/A         N/A
                         12,000(5)(7)      (9)           $3.87          05/03/2003            N/A         N/A
                         75,000(5)          4%           $3.87          09/30/1998        161,240     206,163
                         20,000(5)          1%           $4.57          09/30/1998         11,245      16,542
                        200,000(8)         10%           $5.05          09/30/1998          7,998      15,155

------------------------

(1) For additional information concerning stock options, see "Executive Compensation-Compensation Under Plans."

(2) These columns illustrate the hypothetical appreciation of the stock options under the assumption that each option appreciates at the rate of 5% and 10%, respectively, compounded annually until the date of expiration.

(3) These options vest annually in equal quarterly installments from May 3, 1997 through May 3, 2000.

(4) These options vest annually in equal quarterly installments from December 16, 1997 through December 16, 2000.

(5) These options represent options granted in replacement of Benson options canceled in connection with the Merger and Spinoff. Options granted in replacement of vested Benson options were vested at the time of grant, and unless otherwise noted were fully vested at May 3, 1996. Exercise prices of all such options were adjusted in relation to the exercise prices of the prior Benson options.

(6) These options vest annually in equal quarterly installments from August 10, 1995 through August 10, 1998.

(7)  These options were exercised during 1996.  See following table.

(8) These options will be fully vested as of March 31, 1997.

(9) Less than 1%.

OPTIONS/SAR EXERCISE AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

The following table provides information on options/SARs exercised during fiscal 1996 by the Executive Group and the value of each such officer's unexercised options/SARs as of the end of such fiscal year.


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

                     AND FISCAL YEAR-END OPTIONS/SAR VALUES


         SHARES ACQUIRED ON                 NUMBER OF UNEXERCISED IN-           VALUE OF UNEXERCISED IN-THE-MONEY
         ------------------                 -------------------------           ---------------------------------
              EXERCISE                  THE-MONEY OPTIONS/SARS AT FY-END            OPTIONS/SARS AT FY-END($)
              --------                  --------------------------------            -------------------------
                                                       (#)
                                                       ---                -----------------------------------------
       NAME           (#)           VALUE
       ----           ---          REALIZED        EXERCISABLE       UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
                                   --------        -----------       -------------      -----------    -------------
                                     ($)
                                     ---
Martin E. Franklin    -0-            N/A               -0-              550,000               N/A         $81,250(2)

Ian G.H. Ashken       -0-            N/A             50,000             225,000           $ 52,250(3)     $89,125(3)

William T. Sullivan  77,250        $193,597.50(1)    95,000             200,000           $105,225(4)     $15,000(5)

-------------------------------------------------------------------------------

(1) Based on exercise prices ranging from $2.11 to $3.87 per share and a market value per share on the date of exercise of $5.05, computed with reference to the closing price of Benson common stock on the New York Stock Exchange on such date, the date of the Spinoff and Merger.

(2) Based on the closing price of the Company's common stock on the New York Stock Exchange on December 31, 1996 of $5.125 and the exercise price of $4.25 to $5.05 per share.

(3) Based on the closing price of the Company's common stock on the New York Stock Exchange on December 31, 1996 of $5.125 and the exercise prices ranging from $4.08 to $5.05 per share.

(4) Based on the closing price of the Company's common stock on the New York Stock Exchange on December 31, 1996 of $5.125 and the exercise price ranging from $3.87 to $4.57 per share.

(5) Based on the closing price of the Company's common stock on the New York Stock Exchange on December 31, 1996 of $5.125 per share and an exercise price of $5.05 per share.


DIRECTORS' COMPENSATION

Except as stated below, the Company's directors received no compensation in connection with their services as directors on the Board of Directors in 1996. For services rendered in 1996, all non-executive directors received fees or remuneration in the amount of $15,000; fees are paid quarterly, in arrears.
Ms. Bailey's law firm has received payment for legal services from time to time provided to the Company, but such payments were not made in consideration of Ms. Bailey's services as a director. Additionally, all non-executive directors are entitled to receive automatic grants of stock options of the Company's common stock in compensation for their services. See "Compensation Under Plans-1996 Stock Incentive Plan."

EMPLOYMENT AGREEMENTS

Martin E. Franklin. Mr. Franklin has entered into an employment agreement with the Company (the "Franklin Employment Agreement"), pursuant to which he serves as Chief Executive Officer of the Company for an initial period of three years, subject to annual renewal. Pursuant to the Franklin Employment Agreement, Mr. Franklin receives an annual base salary which is subject to (i) increase each year by a minimum of the annual rate of increase in the Consumer Price Index, and (ii) discretionary increases determined by the Compensation Committee of the Board of Directors from time to time; Mr. Franklin also may receive a bonus based on performance criteria to be approved by the Board of Directors. Mr. Franklin's annual base salary for 1997 has been set at $257,700. The agreement may be terminated by either party upon at least 90 days' notice prior to the end of the initial term or any subsequent renewal term. The Company may terminate the agreement with cause in the event of the death, permanent disability or certain misconduct of Mr. Franklin. The Company may terminate Mr. Franklin's employment without cause upon 30 days' notice, in which event Mr. Franklin will be entitled to receive a severance payment equal to one year's current base salary and his existing benefits for a period of one year and any non-vested stock options then outstanding will automatically vest. The agreement contains noncompetition and nonsolicitation restrictions effective during the employment term and for a period of one year thereafter.

Ian G.H. Ashken. Mr. Ashken has entered into an employment agreement with the Company. Under the agreement, Mr. Ashken serves as Chief Financial Officer of the Company and receives an annual base salary which is subject to (i) an increase each year by a minimum of the annual rate of increase in the Consumer Price Index, and (ii) discretionary increases determined by the Compensation Committee of the Board of Directors from time to time; Mr. Ashken also may receive a bonus based on performance criteria to be determined by the Board of Directors. Mr. Ashken's annual base salary for 1997 has been set at $206,000. The other terms of Mr. Ashken's employment agreement are the same as the terms of the Franklin Employment Agreement.

William T. Sullivan. In connection with Mr. Sullivan's resignation as an executive officer and employee of the Company, to be effective March 29, 1997 Mr. Sullivan will receive payment of $350,000. The Company additionally has agreed to vest at March 29, 1997 all options previously granted to Mr. Sullivan then outstanding and not yet vested; all presently unexercised options granted to Mr. Sullivan will remain exercisable through September 30, 1998.


COMPENSATION UNDER PLANS

1996 STOCK INCENTIVE PLAN.

On April 2, 1996, the Company's Board of Directors adopted the 1996 Stock Incentive Plan (the "Plan") and on April 2, 1996 Benson, as the then sole shareholder of BEC Group, approved the Plan, under which 4,350,000 shares of BEC Group common stock are reserved for issuance pursuant to the grant of stock based awards under the Plan, subject to the restriction that at no time shall the number of shares of BEC Group common stock issued pursuant to the Plan or subject to awards issued pursuant to the Plan, except for the number of shares issued pursuant to the exercise of options issued pursuant to the Plan, exceed fifteen percent of the total number of shares of BEC Group common stock outstanding or ten percent on a fully diluted basis. Pursuant to the Plan, employees and consultants of the Company and its subsidiaries and affiliates (other than employees subject to a collective bargaining agreement) are eligible to be selected by the Compensation Committee as participants to receive discretionary awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights, restricted stock awards, performance share unit awards and phantom stock unit awards, and awards consisting of combination of such incentives. Approximately 150 persons are eligible to participate in the Plan.

The Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee"). The Compensation Committee, in its sole discretion, will determine which eligible employees and consultants of the Company and its subsidiaries may participate in the Plan and the type, extent and terms of the equity-based awards to be granted to them. Members of the Compensation Committee, because of their status as non-employee Directors, will receive automatic non-discretionary annual grants of stock options pursuant to the Plan.

Under the Plan, at the time of the Merger and Spinoff, each non-employee Director automatically was granted an option to purchase 10,000 shares of the Company's common stock. Thereafter, on the date that a person first becomes a non-employee Director, he or she will automatically be granted an option to purchase 10,000 shares of the Company's common stock. Thereafter, beginning in 1997, on the date of each annual meeting of stockholders of the Company, each non-employee Director will automatically be granted an option to purchase 2,500 shares of the Company's common stock. All such automatic grants to non-employee Directors are hereafter called "Director Options." Each Director Option has an exercise price per share equal to the fair market value of one share of the Company's common stock on the date of grant and vests and becomes Exercisable over a four year period beginning on the first anniversary of the date of grant at the rate of 25% of each Director Option on each of the four years immediately following the date of grant. These grants are the only grants made to non-employee Directors under the Plan. The Compensation Committee has no discretion to make any grants under the Plan to non-employee Directors. All Director Options will be NQSO's (as defined below).

Stock options granted by the Compensation Committee under the Plan may be "incentive stock options" (ISOs"), within the meaning of Section 422 of the Code, or "non qualified stock options" ("NQSO's"). The exercise price of the options will be determined by the Compensation Committee when the options are granted, subject to a minimum price in the case of ISOs of the fair market value of the Company's common stock on the date of grant, unless the Compensation Committee, in its sole discretion, determines to grant a discount NQSO in lieu of a reasonable amount of salary or cash bonus, in which case 85% of the fair market value of the Company's common stock on the date of grant. The option exercise price for all options granted under the Plan may be paid in cash or in shares of the Company's common stock having a fair market value on the date of exercise equal to the exercise price or, in the discretion of the Compensation Committee, by delivery to the Company of (i) other property having a fair market value on the date of exercise equal to the option exercise price, or (ii) a copy of irrevocable instructions to a stockbroker to deliver promptly to the Company an amount of sale or loan proceeds sufficient to pay the exercise price.

An SAR may be granted by the Compensation Committee as a supplement to a related stock option or may be granted independent of any option. SARs granted in connection with an option will become exercisable and lapse according to the same vesting schedule and lapse rules that are established for the corresponding option. SARs granted independent of any option will vest and lapse according to the terms and conditions set by the Compensation Committee. An SAR will entitle is holder to be paid an amount equal to the excess of the fair market value of the Company's common stock subject to the SAR on the date of exercise over the exercise price of the related stock options, in the case of an SAR granted in connection with an option, or the fair market value of the Company's common stock on the date of grant in the case of an SAR granted independent of an option.

Shares of the Company's common stock covered by a restricted stock award will not be issued to the recipient at the time the award is granted but will be deposited with an escrow agent until the end of the restricted period set by the Compensation Committee. During the restricted period, restricted stock will be subject to transfer restrictions and forfeiture in the event of termination of employment with the Company or a subsidiary and other restrictions and conditions established by the Compensation Committee at the time the award is granted.

A phantom stock unit award will provide for the future payment of cash or the issuance of shares of the Company's common stock to the recipient if continued employment or other conditions established by the Compensation Committee at the time of grant are attained.

A performance share unit award will provide for the future payment of cash or the issuance of shares of the Company's common stock to the recipient upon the attainment of certain corporate performance goals established by the Compensation Committee over three to five year performance award periods. At the end of each performance award period, the Compensation Committee decides the extent to which the corporate performance goals have been attained and the amount of cash or the Company's common stock to be distributed to the participant.


1996 EMPLOYEE STOCK PURCHASE PLAN. The Company has authorized the 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan") for persons who have been employed full-time by the Company or its subsidiaries for at least one year, pursuant to which 500,000 shares of common stock will be reserved for issuance, subject to adjustment. Eligible employees will be able to contribute, for each semi-annual period beginning on the first business day after January 1 and July 1 (each, an "Enrollment Date") and ending excess of $10,000 per semi-annual period, to purchase shares of common stock on the Exercise Date. The purchase price for each share of common stock purchased pursuant to the 1996 Employee Stock Purchase Plan will be the lesser of 85% of the fair market value of the common stock on the Enrollment Date or 85% of the fair market value of the common stock on the Exercise Date. The Stock Purchase Plan has not yet been formally implemented, and consequently no shares of common stock have been issued thereunder.


OTHER

The Company does not maintain a pension plan or other actuarial or defined benefit retirement plan for its named executive officers. The Company does not maintain any long term incentive plans, and there were no repricing of outstanding options or SARs held by any of the Company's executive officers during fiscal year 1996. The Company's named executive officers are eligible to participate in benefit plans generally available to the Company's employees, including a 401(k) savings plan and the health and life insurance programs.

The Company's Compensation Committee is composed of Mr. Hanselman, Mr. Moore and Dr. Sydnor, who serves as Committee Chairman. For information concerning certain transactions between members of the Compensation Committee and the Company, see "Executive Compensation-Directors' Compensation."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the knowledge of BEC and as of March 21, 1997, (unless otherwise indicated), (i) the number of shares of Common stock owned of record or beneficially, or both, by each person who owned of record, or is known by BEC to have beneficially owned, individually, or with his associates, more than 5% of such shares then outstanding; (ii) the number of shares owned beneficially by each director of the Company; and (iii) the number of shares owned beneficially by all directors and executive officers as a group. Unless otherwise noted, each person holds sole voting and investment power with respect to the shares shown opposite his name.


                                                 AMOUNT AND NATURE OF    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP(1)    CLASS
------------------------------------            -----------------------  ----------
Martin E. Franklin............................      1,420,564(2)           8.0%
 555 Theodore Fremd Avenue
 Suite B-302
 Rye, New York

Ian G.H. Ashken...............................        275,000(3)           1.6%

Nora Bailey...................................         17,500(4)             *

Richard Hanselman.............................          7,286(4)             *

David Moore...................................         17,850(4)             *

William T. Sullivan...........................        378,095(5)           2.1%

Dr. Charles F. Sydnor.........................         54,883(4)             *

All Executive Officers and Directors..........      2,171,178(6)         11.93%
as a group (6 persons)

Millbrook Partners, L.P.......................      2,655,200(7)         15.07%(7)
2102 Sawgrass Village Dr., Ponte Vedra Beach
Florida 32082

Palisade Capital Management, L.L.C............      1,226,313(8)          6.49%(8)
One Bridge Plaza, Ste. 695, Fort Lee, NJ 07204

-------------------------------------------------------------------------------
* Less than 1%.

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days upon the exercise of an option are treated as outstanding for purposes of determining beneficial ownership and the percent beneficially owned by such individual and for the executive officers and directors as a group.

(2) Includes 125,000 shares that Mr. Franklin has a right to acquire within 60 days upon the exercise of options. Excludes 15,383 shares held in trust for Mr. Franklin's minor children, as to which shares Mr. Franklin disclaims beneficial ownership.

(3) Includes 75,000 shares that Mr. Ashken has a right to acquire within 60 days upon the exercise of options. Excludes 2,500 shares held in trust for Mr. Ashken's minor children, as to which shares Mr. Ashken disclaims beneficial ownership.

(4) Includes 2,500 shares that the Director has a right to acquire within 60 days upon the exercise of options.

(5) Includes 295,000 shares that Mr. Sullivan has a right to acquire within 60 days upon the exercise of options and 1,697 shares with respect to which Mr. Sullivan shares voting and investment power with his spouse.

(6) Includes 505,000 shares that members of the group have a right to acquire within 60 days upon the exercise of options. Excludes 17,883 shares held in trust for directors' children, as to which they disclaim beneficial ownership.

(7) Millbrook Partners, L.P. ("Millbrook") and Mark M. Mathes, its general partner, have informed the Company that, as of December 31, 1996 they hold an aggregate 2,655,200 shares of the Company's common stock, or 15.07% of the shares then outstanding. Millbrook has informed the Company that it is preparing a Form 13-D, reflecting such holdings, for filing. The Company has been informed that 2,577,200 of such shares, or 14.62% of the shares outstanding, are held beneficially by Millbrook, while Mr. Mathes beneficially holds 78,000 of such shares.

(8) In a Schedule 13-G dated February 1, 1997, Palisade Capital Management, L.L.C. ("Palisade") reported that it is the beneficial owner of 1,226,313 shares of the Company's common stock, constituting 6.49% of the total shares outstanding as of December 31, 1996. Palisade reported that such shares include 449,913 shares of the Company's common stock issuable upon conversion of BEC Group, Inc. 8% Convertible Notes held by Palisade. Palisade reported that all such shares are held on behalf of Palisade's clients, in accounts over which Palisade has complete investment discretion.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into indemnification agreements with each of its directors, officers and certain executives, pursuant to which the Company has agreed to indemnify each indemnitee to the fullest extent authorized by law against any and all damages, judgments, settlements and fines ("losses") in connection with any action, suit, arbitration or proceeding or any inquiry or investigation, whether brought by or in the right of the Company or otherwise, whether civil, criminal, administrative, investigative or other, or any appeal therefrom, by reason of an indemnitee's serving as a director of the Company. An indemnitee is not entitled to indemnification for any losses that are (i) based or attributable to the indemnitee gaining in fact any personal profit or advantage to which the indemnitee is not entitled, (ii) for the return by the indemnitee of any remuneration paid to the indemnitee without the previous approval of the Stockholders of the Company which is illegal, (iii) for violations of Section 16 of the Securities Exchange Act of 1934 or similar provisions of state law, (iv) based upon knowingly fraudulent, dishonest or willful misconduct and (v) not permitted to be covered by applicable law. The agreements provide that the indemnification under the agreement is not exclusive of any other rights the indemnitee may have under the Company's Restated Certificate of Incorporation, Restated By-laws, applicable Delaware corporate statutes or any agreement or vote of stockholders.

The Company's non-employee Directors receive automatically stock option grants under the terms of the Company's 1996 Stock Incentive Plan. Each of Mr. Franklin, Mr. Ashken and Mr. Sullivan also has received stock option grants under the terms of the 1996 Stock Incentive Plan, and Messrs. Franklin and Ashken have entered into employment agreements with the Company. See "EXECUTIVE COMPENSATION."

On December 12, 1996, in connection with the sale of the Foster Grant Group by the Company, Marlin Capital, LP ("Marlin"), a Delaware limited partnership, invested $2.5 million in convertible preferred stock of the buyer Accessories Associates, Inc. ("AAi"); upon conversion, AAi common stock received by Marlin would bear demand and piggyback registration rights. Marlin Holdings, Inc. ("MH"), a Delaware corporation, is the general partner of Marlin. Mr. Martin
E. Franklin, the Company's Chairman and Chief Executive Officer, is the Chief Executive Officer and principal stockholder of MH. Mr. Ashken, the Company's Chief Financial Officer and a Director, also is a stockholder and executive officer of MH. Mr. Franklin also has been named a member of AAi's Board of Directors.

Ms. Nora Bailey, a member of the Company's Board of Directors since May 1996, is an attorney specializing in federal tax law. In her professional capacity she has rendered legal advice and related services to both the Company and its predecessor, Benson. Ms. Bailey has rendered such services both prior to and subsequent to her appointment to the Company's Board of Directors, and it is anticipated that she from time to time in the future will be engaged to provide similar legal services to the Company. All fees paid to Ms. Bailey in connection with such services have been agreed in arms' length negotiations and are in accordance with Ms. Bailey's usual and customary billing practices.
Fees paid to Ms. Bailey by the Company in connection with such services are not paid in consideration of her services as a director. Aggregate fees billed to Benson and the Company by Ms. Bailey during 1996 were approximately $73,500.

No other significant transactions, business relationships, or indebtedness are known to exist between the Company and related parties (defined as directors, executive officers, nominees for director, security holders of more than 5% of the voting stock or any members of the immediate family of any of the foregoing persons).


                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.    FINANCIAL STATEMENTS:

            CONSOLIDATED FINANCIAL STATEMENTS:                                   PAGE:
            ----------------------------------                                   -----
            Reports of Independent Accounts ...................................   15

            Consolidated Balance Sheets at December 31, 1996 and 1995 .........   17

            Consolidated Statements of Operations for the three years
             ended December 31, 1996, 1995 and 1994 ...........................   18

            Consolidated Statements of Stockholders' Equity for the three years
             ended December 31, 1996, 1995 and 1994 ...........................   19

            Consolidated Statements of Cash Flows for the three years ended
             December 31, 1996, 1995 and 1994 .................................   20

            Notes to Consolidated Financial Statements ........................   23

     2.     FINANCIAL STATEMENT SCHEDULES:

            All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      3. EXHIBITS:

      The following exhibits are filed herewith:

      3.1 Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-3186).

      3.2 By-laws of the Company. Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-3186).

      4.1 1996 BEC Group, Inc. Stock Incentive Plan. Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-3186).

      4.2 Form of Agreement for Conversion and Exchange of Note, by and among Benson Eyecare Corporation, BEC Group, Inc., and Convertible Note holders. Incorporated by reference to Annex F to Benson Eyecare Corporation's Proxy Statement dated April 5, 1996 (Commission File No. 1-9435).

      4.3 BEC Group, Inc. 1996 Employee Stock Purchase Plan (This exhibit as filed includes the subscription and withdrawal forms for Plan participants). Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

      4.4 Form of Registration Rights Agreement, dated as of May 3, 1996, by and among the Company and Convertible Note holders. Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 (Registration No. 333-18947).

      4.5 Form of Indenture, dated as of May 3, 1996, including form of Convertible Note. Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (Registration No. 333-18947).

      10.1 Agreement and Plan of Merger, dated as of February 11, 1996, between Essilor International, S.A., Essilor of America, Inc., Essilor Acquisition Corporation, Benson Eyecare Corporation, BEC Group, Inc. and Omega Opco, Inc. Incorporated by reference to
            Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-3186).

      10.2 Form of Spinoff Agreement between Benson Eyecare Corporation and BEC Group, Inc. Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-3186).

      10.3 Indemnification Agreement, dated as of February 11, 1996, by and among Essilor International, S.A., Essilor of America, Inc., Essilor Acquisition Corporation, Benson Eyecare Corporation, and BEC Group, Inc. Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-3186).

      10.4 Form of Indemnification Agreement entered into by and between the Company and its directors and certain officers. Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-Q for the period ending March 31, 1996.

      10.5 Asset Purchase Agreement, dated as of February 11, 1996, by and among Benson Eyecare Corporation, BEC Group, Inc. and Optical Radiation Corporation and Monsanto Company. Incorporated by reference to Exhibit 10.2 to Benson Eyecare Corporation's Current Report on Form 8-K, dated February 12, 1996.

      10.6 Credit Agreement among BEC Group, Inc. and NationsBank, N.A., et al, dated as of April 3, 1996. Filed together with such Exhibit
            10.6 are copies of the following ancillary agreements. Incorporated by reference to Exhibit 10.6 to the Company Quarterly Report on Form 10-Q for the period ended June 30, 1996.

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

            (c) Intellectual Property Security Agreement, dated as of April 3, 1996.

            (d) Stock Pledge Agreement, dated as of April 3, 1996.

            (e) Collateral Assignment of Partnership Interests, dated as of April 3, 1996.

            (f) Security Agreement, dated as of April 3, 1996.

      10.7 Amendment No. 1 to Credit Agreement (see Exhibit 10.6, above), dated as of June 17, 1996, by and among the Company, et al. Filed electronically herewith.

      10.8 Amendment No. 2 to Credit Agreement (see Exhibit 10.6, above), dated as of October 31, 1996, by and among the Company, et al. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

      10.9 Amendment No. 3 to Credit Agreement (see Exhibit 10.6, above), dated December 1996, by and among the Company, et al. Filed electronically herewith.

      10.10 Stock Purchase Agreement, dated as of November 13, 1996, by and among BEC Group, Inc., Foster Grant Group, L.P., Foster Grant Holdings, L.P. and Accessories Associates, Inc., Schedules and other attachments to such agreement are not filed herewith, but will be provided supplementally to the Commission upon request. Incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q/A for the period ended September 30, 1996.

      10.11 Employment Agreement, dated as of July 1, 1993, between the Company and Mr. Martin E. Franklin. Incorporated by reference to Exhibit
            10.34 to Benson Eyecare Corporation's Registration Statement on Form S-1 (Registration No. 33-63864).

      10.12 Amendment No. 1, dated as of October 31, 1996, to Employment Agreement dated July 1, 1993, between the Company and Mr. Martin E. Franklin. Filed electronically herewith.

      10.13 Employment Agreement, dated as of July 1, 1993, between the Company and Mr. Ian G.H. Ashken. Incorporated by reference to Exhibit 10.2 to Benson Eyecare Corporation's Registration Statement on Form S-1 (Registration No. 33-63864).

      10.14 Amendment No. 1, dated as of October 31, 1996, to Employment Agreement dated July 1, 1993, between the Company Mr. Ian G.H. Ashken. Filed electronically herewith.

      10.15 Merger Agreement, dated as of June 30, 1994, among the Company (as assignee), Benson Acquisition Company, Inc. and Optical Radiation Corporation. Incorporated by reference to Exhibit 99.1 to Benson Eyecare Corporation's Current Report on Form 8-K, dated of event June 30, 1994 (Commission File No. 1-9435).

      10.16 Amendment No. 1 to Merger Agreement, dated as of July 6, 1994, among the company (as assignee), Benson Acquisition Company, Inc. and Optical Radiation Corporation. Incorporated by reference to
            Exhibit 99.2 to Benson Eyecare Corporation's Current Report on Form 8-K, date of event June 30, 1994 (Commission File No. 1-9435)

      10.17 Amendment No. 2 to Merger Agreement, dated as of August 29, 1994, by and among the Company, Optical Radiation Corporation and Benson Acquisition Corporation. Incorporated by reference to Annex E to Benson Eyecare Corporation's Registration Statement on Form S-4, dated September 12, 1994 (Commission File No. 1-9435).

      10.18 Agreement and Plan of Reorganization, dated as of September 30, 1994, by and among Superior Vision Services, Inc., the Company (as assignee) and Charles D. Fritch, M.D. The Company agrees to furnish supplementally to the commission upon request a copy of any omitted schedules or exhibits. Incorporated by reference to Exhibit 10.2 to Benson Eyecare Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1994 (Commission File No. 1-9435).

      10.19 Loan Agreement by and among the Company (as assignee) and First Interstate Bank of Texas, N.A., relating to the real property located in Dallas, Texas. Incorporated by reference to Exhibit
            10.24 to Benson Eyecare Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 1-9435).

      10.20 First Amendment to Loan Agreement (see Exhibit 10.19, above) and Other Loan Documents, dated May 3, 1996, by and among Foster Grant Group, L.P., the Company, and, First Interstate Bank of Texas, N.A. Filed electronically herewith.

      10.21 Second Amendment to Loan Agreement (see Exhibit 10.19, above) and Other Loan Documents, dated December 12, 1996, by and among Wells Fargo Bank (Texas), N.A. (as successor to First Interstate Bank of Texas, N.A.), ORC Management Corporation, Foster Grant Group, L.P., and the Company. Filed electronically herewith.

      10.22 Deed of Trust, Security Agreement and Financing Statement, dated March 31, 1995, relating to mortgage of real property located in Dallas, Texas. Filed electronically herewith.

      10.23 Agreement and Plan of Merger, dated as of July 26, 1995, among Benson Eyecare Corporation, Benson Acquisition Corp., and, Bolle America, Inc. Incorporated by reference to Exhibit 10.1 to Benson Eyecare Corporation's Current Report on Form 8-K, dated August 3, 1995 (Commission File No. 1-9435).

      10.24 Separation Agreement by and between the Company and Mr. William T. Sullivan. Filed electronically herewith.

      21    Subsidiaries of the Registrant. Filed electronically herewith.

      24.1  Consent of Price Waterhouse LLP. Filed electronically herewith.

`     24.2  Consent of KPMG Peat Marwick LLP. Filed electronically herewith.

      27 Financial Data Schedule (for electronic filing only). Filed electronically herewith.


(b) Reports on Form 8-K in the fourth quarter of 1996:

     (i) The Company filed no Reports on Form 8-K in the fourth quarter of 1996.

                                BEC GROUP, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1997.

                             BEC GROUP, INC.



                             By: /s/ Martin E. Franklin
                                 -----------------------------------
                                 Martin E. Franklin
                                 Chairman of the Board and
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



   /s/  Martin E. Franklin                  /s/  Richard W. Hanselman
   ------------------------------------     --------------------------------
   Martin E. Franklin                       Richard W. Hanselman
   Chairman and Chief Executive Officer     Director

   Dated:  March 31, 1997                   Dated: March 31, 1997



   /s/  Ian G.H. Ashken                     /s/  David L. Moore
   ------------------------------------     --------------------------------
   Ian G. H. Ashken                         David L. Moore
   Chief Financial Officer,                 Director
   Executive Vice President of
   Finance and Administration;

   Dated:  March 31, 1997                   Dated: March 24, 1997



   /s/  Nora A. Bailey                      /s/  William T. Sullivan
   ------------------------------------     --------------------------------
   Nora A. Bailey                           William T. Sullivan
   Director                                 Director

   Dated:  March 24, 1997                   Dated: March 31, 1997



   /s/  Charles F. Sydnor
   ------------------------------------
   Charles F. Sydnor, M.D.
   Director

   Dated: March 25, 1997



                                 EXHIBIT INDEX

The following documents heretofore filed by the Company with the Securities and Exchange Commission ("SEC") are hereby incorporated by reference:


EXHIBIT NO.                     EXHIBIT                                          PAGE NO.
-----------                     -------                                          --------
    3.1      Restated Certificate of Incorporation           Incorporated by reference to Exhibit 3.1 to the
             of the Company.                                 Company's Registration Statement on Form S-1
                                                             (Registration No. 333-3186).

    3.2      By-laws of the Company.                         Incorporated by reference to Exhibit 3.2 to the
                                                             Company's Registration Statement on Form S-1
                                                             (Registration No. 333-3186).

    4.1      1996 BEC Group, Inc. Stock Incentive Plan.      Incorporated by reference to Exhibit 4.1 to the
                                                             Company's Registration Statement on Form S-1
                                                             (Registration No. 333-3186).

    4.2      Form of Agreement for Conversion and            Incorporated by reference to Annex F to
             Exchange of Note, by and among Benson           Benson Eyecare Corporation's Proxy
             Eyecare Corporation; BEC Group, Inc.; and       Statement dated April 5, 1996 (Commission
             Convertible Note holders.                       File No. 1-9435).

    4.3      BEC Group, Inc. 1996 Employee Stock             Incorporated by reference to Exhibit 4.2 to the
             Purchase Plan (this exhibit as filed includes   Company's Quarterly Report on Form 10-Q for
             the subscription and withdrawal forms for       the period ended June 30, 1996.
             Plan participants).

    4.4      Form of Registration Rights Agreement,          Incorporated by reference to Exhibit 4.4 to the
             dated as of May 3, 1996, by and among the       Company's Registration Statement on Form S-3
             Company and Convertible Note holders.           (Registration No. 333-18947).

    4.5      Form of Indenture, dated as of May 3, 1996,     Incorporated by reference to Exhibit 4.5 to the
             including form of Convertible Note.             Company's Registration Statement on Form S-3
                                                             Registration No. 333-18947).

   10.1      Agreement and Plan of Merger, dated as of       Incorporated by reference to Exhibit 10.1 to the
             February 11, 1996, between Essilor              Company's Registration Statement on Form S-1
             International, S.A., Essilor of America, Inc.,  (Registration No. 333-3186).
             Essilor Acquisition Corporation, Benson
             Eyecare Corporation, BEC Group, Inc. and
             Omega Opco, Inc.

   10.2      Form of Spinoff Agreement between Benson        Incorporated by reference to Exhibit 10.2 to the
             Eyecare Corporation and BEC Group, Inc.         Company's Registration Statement on Form S-1
                                                             (Registration No. 333-3186).

   10.3      Indemnification Agreement, dated as of          Incorporated by reference to Exhibit 10.3 to the
             February 11, 1996, by and among Essilor         Company's Registration Statement on Form S-1
             International, S.A., Essilor of America, Inc.,  (Registration No. 333-3186).
             Essilor Acquisition Corporation, Benson
             Eyecare Corporation, and BEC Group, Inc.

EXHIBIT NO.                      EXHIBIT                                          PAGE NO.
-----------                      -------                                          --------

   10.4      Form of Indemnification Agreement entered        Incorporated by reference to Exhibit 10.4 to the
             into by and between the Company and its          Company's Current Report on Form 10-Q for

   10.5      Asset Purchase Agreement, dated as of            Incorporated by reference to Exhibit 10.2 to
             February 11, 1996, by and among Benson           Benson Eyecare Corporation's Current Report
             Eyecare Corporation, BEC Group, Inc.             on Form 8-K, dated February 12, 1996.
             and Optical Radiation Corporation and
             Monsanto Company.

   10.6      Credit Agreement among BEC Group, Inc.           Incorporated by reference to Exhibit 10.6 to
             and NationsBank, N.A., et al, dated as of        the Company's Quarterly Report on Form 10-Q
             April 3, 1996.  Filed together with such         for the period ended June 30, 1996.
             Exhibit 10.6 are copies of the following
             ancillary agreements:

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

             (c) Intellectual Property Security Agreement, dated as of April 3, 1996.

             (d)  Stock Pledge Agreement, dated as of
             April 3, 1996.

             (e)  Collateral Assignment of Partnership
             Interests, dated as of April 3, 1996.

             (f)  Security Agreement, dated as of April 3,
             1996.

   10.7      Amendment No. 1 to Credit Agreement (see         Filed electronically herewith.
             Exhibit 10.6, above) dated as of June 17, 1996,
             by and among the Company, et al.

   10.8      Amendment No. 2 to Credit Agreement (see         Incorporated by reference to Exhibit 10.1 to the
             Exhibit 10.6, above), dated as of October 31,    Company's Quarterly Report on Form 10-Q for
             1996, by and among the Company, et al.           the period ended September 30, 1996.

   10.9      Amendment No. 3 to Credit Agreement (see         Filed electronically herewith.
             Exhibit 10.6, above), dated December 1996,
             by and among the Company, et al


EXHIBIT NO.                      EXHIBIT                                         PAGE NO.
-----------                      -------                                         --------

   10.10     Stock Purchase Agreement, dated as of            Incorporated by reference to Exhibit 2.1 to the
             November 13, 1996, by and among BEC Group,       Company's Quarterly Report on Form 10-Q/A
             Inc., Foster Grant Group, L.P., Foster Grant     for the period ended September 30, 1996.
             Holdings, L.P. and Accessories Associates, Inc.
             Schedules and other attachments to such
             agreement are not filed herewith, but will be
             provided supplementally to the Commission
             upon request.

   10.11     Employment Agreement, dated as of July 1,        Incorporated by reference to Exhibit 10.34 to
             1993, between the Company and Mr. Martin         Benson Eyecare Corporation's Registration
             E. Franklin.                                     Statement on Form S-1 (Registration
                                                              No. 33-63864).

   10.12     Amendment No. 1, dated as of October 31,         Filed electronically herewith.
             1996, to Employment Agreement dated
             July 1, 1993, between the Company and
             Mr. Martin E. Franklin.

   10.13     Employment Agreement, dated as of July 1,        Incorporated by reference to Exhibit 10.2 to
             1993, between the Company and Mr. Ian G.H.       Benson Eyecare Corporation's Registration
             Ashken.                                          Statement on Form S-1 (Registration No.
                                                              33-63864).

   10.14     Amendment No. 1, dated as of October 31, 1996,   Filed electronically herewith.
             to Employment Agreement dated July 1, 1993,
             between the Company Mr. Ian G.H. Ashken.

   10.15     Merger Agreement, dated as of June 30, 1994,     Incorporated by reference to Exhibit 99.1 to
             among the Company (as assignee), Benson          Benson Eyecare Corporation's Current Report
             Acquisition Company, Inc. and Optical            on Form 8-K, date of event June 30, 1994
             Radiation Corporation.                           (Commission File No. 1-9435).

   10.16     Amendment No. 1 to Merger Agreement, dated       Incorporated by reference to Exhibit 99.2 to
             as of July 6, 1994, among the company (as        Benson Eyecare Corporation's Current Report
             assignee), Benson Acquisition Company, Inc.      on Form 8-K, date of event June 30, 1994,
             and Optical Radiation Corporation.               (Commission File No. 1-9435).

   10.17     Amendment No. 2 to Merger Agreement, dated       Incorporated by reference to Annex E to
             as of August 29, 1994, by and among the          Benson Eyecare Corporation's Registration
             Company, Optical Radiation Corporation and       Statement on Form S-4, dated September 12,
             Benson Acquisition Corporation.                  1994 (Commission File No. 1-9435).

   10.18     Agreement and Plan of Reorganization, dated      Incorporated by reference to Exhibit 10.2 to
             as of September 30, 1994, by and among           Benson Eyecare Corporation's Quarterly Report
             Superior Vision Services, Inc., the Company      on Form 10-Q for the period ended September
             (as assignee) and Charles D. Fritch, M.D.  The   30, 1994 (Commission File No. 1-9435).
             Company agrees to furnish supplementally to
             the commission upon request a copy of any
             omitted schedules or exhibits.

   10.19     Loan Agreement by and among the Company          Incorporated by reference to Exhibit 10.24 to
             (as assignee) and First Interstate Bank of       Benson Eyecare Corporation's Annual Report
             Texas, N.A., relating to the real property       on Form 10-K for the year ended December 31,
             located in Dallas, Texas.                        1995 (Commission File No. 1-9435).

EXHIBIT NO.                     EXHIBIT                                       PAGE NO.
-----------                     -------                                       --------
   10.20     First Amendment to Loan Agreement (see         Filed electronically herewith.
             Exhibit 10.19, above) and Other Loan
             Documents, dated May 3, 1996, by and
             among Foster Grant Group, L.P., the
             Company, and, First Interstate Bank of Texas,
             N.A.

   10.21     Second Amendment to Loan Agreement (see        Filed electronically herewith.
             Exhibit 10.19, above) and Other Loan
             Documents, dated December 12, 1996, by
             and among Wells Fargo Bank (Texas), N.A.
             (as successor to First Interstate Bank of
             Texas, N.A.), ORC Management Corporation,
             Foster Grant Group, L.P., and the Company.

   10.22     Deed of Trust, Security Agreement and          Filed electronically herewith.
             Financing Statement, dated March 31, 1995,
             relating to mortgage of real property located
             in Dallas, Texas.

   10.23     Agreement and Plan of Merger, dated as of      Incorporated by reference to Exhibit 10.1 to
             July 26, 1995, among Benson Eyecare            Benson Eyecare Corporation's Current Report
             Corporation, Benson Acquisition Corp., and,    on Form 8-K, dated August 3, 1995.
             Bolle America, Inc.                            (Commission File No. 1-9435).

   10.24     Separation Agreement by and between the        Filed electronically herewith.
             Company and Mr. William T. Sullivan

    21       Subsidiaries of the Registrant.                Filed electronically herewith.

   24.1      Consent of Price Waterhouse LLP.               Filed electronically herewith.

   24.2      Consent of KPMG Peat Marwick                   Filed electronically herewith.

    27       Financial Data Schedule (for electronic        Filed electronically herewith.
             filing only).