Form 10-Q
period 1997-03-31
BEC GROUP INC
filed 1997-05-14
CIK 1008114

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO________

COMMISSION FILE NUMBER 1-14360

                                BEC GROUP, INC.
                                ---------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      Delaware                                           13-3868804
      --------                                           -----------
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

Suite B-302
555 Theodore Fremd Avenue                                     10580
Rye, New York
--------------                                          -----------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                     (ZIP CODE)

Registrant's telephone number, including area code:  (914) 967-9400

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X     NO
                                                ---       ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

Common Shares, par value $.01 -- 17,862,618 Shares as of May 9, 1997
------------------------------------------------------------------------


                                 Page 1 of 10.
                       Exhibit Index Appears at page 10.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                BEC GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                    March 31,  December 31,
                                                    --------    --------
                                                      1997        1996
                                                    --------    --------
ASSETS
Current assets:
   Cash and cash equivalents                        $  2,132    $  2,475
   Trade receivables, net                             11,985      12,175
   Inventories                                        16,603      17,705
   Other current assets                                6,096       4,476
                                                    --------    --------
      Total current assets                            36,816      36,831

Property and equipment, net                           13,759      13,648
Goodwill, net                                         11,817      11,372
Intangible assets, net                                 1,906       1,942
Equity in affiliated companies                         9,797      11,435
Other assets                                           4,368       4,303
                                                    --------    --------
      Total assets                                  $ 78,463    $ 79,531
                                                    --------    --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt and current portion of long term    $ 20,145    $ 17,645
debt
Accounts payable                                       4,894       6,346
Accrued compensation                                   1,591       2,278
Other accrued expenses                                 8,257       9,385
                                                    --------    --------
      Total current liabilities                       34,887      35,654

Long-term debt                                         3,541       3,597
Convertible subordinated notes                        21,922      21,922
Other                                                  9,749      10,754
                                                    --------    --------
      Total liabilities                               70,099      71,927

Stockholders' equity:
Preferred stock - par value $1;
   500 shares authorized; none outstanding                --          --
Common stock - par value $.01; 50,000 shares
      authorized; 17,722 and 17,631 shares issued        177         176
Additional paid-in capital                            29,088      28,703
Treasury stock - 171 and 116 shares, at cost            (806)       (557)
Retained earnings (loss)                             (20,095)    (20,718)
                                                    --------    --------
      Total stockholders' equity                       8,364       7,604
                                                    --------    --------
      Total liabilities and stockholders' equity    $ 78,463    $ 79,531
                                                    --------    --------

        See accompanying  notes to consolidated financial statements.

                                BEC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                  Three months ended
                                                       March 31,
                                                   1997         1996
                                                 ---------    ---------

REVENUES:
Net sales                                        $  16,022    $  16,989

COSTS AND EXPENSES:
Cost of sales                                        9,285        9,457
Selling, general and administrative                  5,482        5,835
Interest expense                                       808          585
Other income                                          (469)        (464)
                                                 ---------    ---------
   Total costs and expenses                         15,106       15,413
                                                 ---------    ---------

Income from continuing operations before taxes         916        1,576
Provision for income taxes                             293          536
                                                 ---------    ---------
Income from continuing operations                      623        1,040

Income from discontinued operations                     --      102,434
                                                 ---------    ---------
Net income                                       $     623    $ 103,474
                                                 =========    =========

Weighted average shares outstanding                 17,561       17,600

PRIMARY EARNINGS PER SHARE:
Income from continuing operations                $    0.04    $    0.06
Income from discontinued operations                     --    $    5.82
                                                 ---------    ---------
Net income                                       $    0.04    $    5.88
                                                 =========    =========

        See accompanying notes to consolidated financial statements.

                                BEC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                  For the three months ended March 31,
                                                  -----------------------------------
                                                           1997         1996
                                                         ---------    ---------
Cash flows from operating activities:
   Net cash provided by operating activities
       of continuing operations                          $     275    $   1,715
   Net cash used by operating activities
       of discontinued operations                               --       (2,441)
                                                         ---------    ---------
      Net cash used by operating activities                    275         (726)
                                                         ---------    ---------

Cash flows from investing activities:
   Cash deposit for acquisition                             (1,000)          --
   Capital expenditures                                     (1,272)        (394)
   Proceeds from sales of assets                                 7           --
   Net cash provided by investing activities
      of discontinued operations                                --      251,588
                                                         ---------    ---------
      Net cash provided (used) by investing activities      (2,265)     251,194
                                                         ---------    ---------

Cash flows from financing activities:
   Proceeds (payments) from revolving credit line            2,500         (875)
   Payments for long term obligations                         (619)         (11)
   Proceeds from issuances of common stock                      --        1,413
   Purchases of treasury stock                                (234)          --
   Cash dividends to shareholders                               --     (230,071)
   Net cash used by financing activities
      of discontinued operations                                --      (14,146)
                                                         ---------    ---------
      Net cash provided (used) by financing activities       1,647     (243,690)
                                                         ---------    ---------

Net increase (decrease) in cash                               (343)       6,778

Cash and cash equivalents at beginning of period             2,475        4,404
                                                         ---------    ---------
Cash and cash equivalents at end of period               $   2,132    $  11,182
                                                         =========    =========

        See accompanying notes to consolidated financial statements.

                                BEC GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles, Regulation S-X and the instructions for Form 10-Q and Regulation S-X. These statements contain all adjustments, consisting of only normal recurring adjustments, which in the opinion of management are necessary to fairly present the consolidated financial position of the Company as of March 31, 1997 and its results of operations and cash flows for the three months ended March 31, 1996 and 1997. The results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

Net sales for the three months ended March 31, 1997 were $16.0 million compared to $17.0 million for the same period last year. The decrease in sales was primarily due to reduced sales to one large customer at Bolle America, offset by increased sales at ORC Technologies.

Gross margin decreased from 44% for the quarter ended March 31, 1996 to 42% for the quarter ended March 31, 1997, largely due to the sales mix being more heavily weighted to the lower gross margin manufacturing businesses of ORC Technologies and a lower margin mix of sales at Bolle America.

Selling, general and administrative expenses decreased in accordance with sales to $5.4 million for the three months ended March 31, 1997 from $5.8 million for the same period last year, however, it remained flat as a percentage of sales.

Interest expense of $0.8 million for the quarter ended March 31, 1997 represents non-cash interest on the Company's convertible debt of $0.4 million and $0.4 million of interest on the Company's bank facilities. The increase in interest expense compared to the quarter ended March 31, 1996 is due to the higher average debt balance in the current quarter.

The provision for income taxes of approximately $0.3 million or 32% of income before income taxes for the quarter ended March 31, 1997 compares to the tax expense of approximately $0.5 million for the quarter ended March 31, 1996.
The 1997 provision represents the anticipated effective tax rate of the Company in its present structure and by utilizing all tax benefits available to the Company. The 1996 tax provision represents the effective tax rate of the continuing operations of the Company for 1996.

Liquidity and Capital Resources

Net cash flows from operating activities during the three months ended March 31, 1997 of $0.3 million represents the use of cash by Bolle America as a result of its decreased sales offset by normal operating cash generation by ORC Technologies. Capital expenditures of $1.2 million include the purchases of Byers Equipment and QSP Coating Technologies by ORC Technologies, both accretive asset purchases and extensions of current product lines. Cash deposit for acquisition represents a $1 million good faith deposit for the planned purchase of Bolle France for which the Company has entered into a letter of intent. These operating and investing activities were financed through the $2.5 million borrowing on the revolving credit facility during the quarter.

The Company continues to expect cash flow from operations combined with available borrowing capacity under the Company's existing revolving credit facility to be sufficient to fund the Company's operating needs.

Seasonality and cyclical results

ORC Technologies is subject to cyclical capital spending trends by certain of its customers. As a result, operating results may be subject to considerable fluctuation from quarter to quarter. Bolle America's business is seasonal in nature with second quarter historically having the highest sales due to the increased demand for sunglasses during that period.

Proposed Acquisition of Bolle France

On February 24, 1997, the Company announced that it had signed a letter of intent to acquire SNC Bolle and its affiliates (collectively, "Bolle France"). The Company intends to combine Bolle France and Bolle America operations in a new entity, Bolle Inc. Bolle France designs and manufacturers premium sunglasses, sports shields, ski goggles, safety eyewear and related optical products. Bolle France holds investments in Bolle(R) distribution in Brazil, Canada, France, Japan and the United Kingdom. Bolle France is a leading manufacturer of nylon eyeglass frames and also manufactures its own polycarbonate non-prescription lenses. The Bolle France manufacturing operation has annual revenues of more than $50 million, excluding sales at the distribution level. Pursuant to the parties' letter of intent, the purchase price for Bolle France is approximately $60 million; in addition, members of the Bolle family will receive warrants to acquire 2.13 million shares of common stock of Bolle Inc., anticipated to constitute approximately 10% of Bolle Inc.'s issued and outstanding shares subsequent to consummation of the transaction.
The acquisition and related transactions are contingent on a number of conditions, including completion of the Company's due diligence investigation, receipt of any required governmental approvals, negotiation and execution of a definitive agreement and other customary closing conditions. The Company also announced that, subject to consummation of the acquisition of Bolle France, it intends to separate Bolle Inc. and the Company's ORC Technologies Group, creating two discreet and independent entities.

                          PART II.OTHER INFORMATION


ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

    The following exhibits are filed herewith:

    27      Financial Data Schedule (for electronic filing only).


(b) REPORTS ON FORM 8-K:

    The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BEC GROUP, INC.



Date:  May 9, 1997              By:     /s/ Martin E. Franklin
                                   -------------------------------------------
                                        Martin E. Franklin
                                        Chairman and Chief Executive Officer




Date:  May 9, 1997              By:     /s/ Ian G.H. Ashken
                                   -------------------------------------------
                                        Ian G.H. Ashken
                                        Chief Financial Officer

                                 EXHIBIT INDEX

The following Exhibits are filed herewith or incorporated by reference:

 Number                    Exhibit                           Page No.
 ------                    -------                           --------
                     Financial Data Schedule (for      Filed electronically
  27                 electronic filing only)           herewith, at page 11.