Form 10-Q
period 1997-06-30
BEC GROUP INC
filed 1997-08-12
CIK 1008114

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

         OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM         TO
                               -------   --------

COMMISSION FILE NUMBER 1-14360

                               BEC GROUP, INC.
           ------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Delaware                                         13-3868804
        --------                                         ----------
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

Suite B-302
555 Theodore Fremd Avenue
Rye, New York                                              10580
--------------                                             -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                  (ZIP CODE)

Registrant's telephone number, including area code:  (914) 967-9400


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES   X     NO
    -----      ------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

Common Shares, par value $.01 -- 17,631,092 Shares as of August 11, 1997
------------------------------------------------------------------------

                                 Page 1 of 12.
                       Exhibit Index Appears at page 11.

                       PART I.  FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

                               BEC GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share data)
                                 (Unaudited)

                                                                   June 30,            December 31,
                                                                  ----------           ------------
                                                                     1997                  1996
                                                                     ----                  ----
Assets
Current assets:
Cash and cash equivalents                                          $   1,613             $   2,475
Trade receivables, net                                                13,068                12,175
Inventories                                                           16,844                17,705
Other current assets                                                   5,831                 4,476
                                                                  ----------            ----------
    Total current assets                                              37,356                36,831

Property and equipment, net                                           13,630                13,648
Goodwill, net                                                         11,904                11,372
Intangible assets, net                                                 1,896                 1,942
Equity in and notes receivable from affiliated
   companies                                                          10,047                11,435
Other assets                                                           4,422                 4,303
                                                                  ----------            ----------
    Total assets                                                    $ 79,255              $ 79,531
                                                                  ----------            ----------

Liabilities and Stockholders' equity
Current liabilities:
Short term debt and current portion of long term debt               $ 18,645              $ 17,645
Accounts payable                                                       5,402                 6,346
Accrued compensation                                                   1,285                 2,278
Other accrued expenses                                                 8,042                 9,385
                                                                  ----------            ----------
    Total current liabilities                                         33,374                35,654


Long-term debt                                                         3,482                 3,597
Convertible subordinated notes                                        22,941                21,922
Other                                                                  9,656                10,754
                                                                  ----------            ----------
    Total liabilities                                                 69,453                71,927
                                                                  ----------            ----------


Stockholders' equity:
Preferred stock - par value $1;
  500 shares authorized; none outstanding                                 --                    --
Common stock - par value $.01; 50,000 shares
  authorized; 17,631 and 17,631 shares issued                            176                   176
Additional paid-in capital                                            28,659                28,703
Treasury stock - 78 and 116 shares, at cost                             (364)                 (557)
Retained deficit                                                    (18,669)              (20,718)
                                                                  ----------            ----------
    Total stockholders' equity                                         9,802                 7,604
                                                                  ----------            ----------
     Total  liabilities and stockholders' equity                  $   79,255            $   79,531
                                                                  ----------            ----------





                                      2
           See accompanying notes to condensed financial statements

                               BEC GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)

                                                               Three months ended         Six months ended
                                                                   June 30,                  June 30,
                                                              1997          1996         1997          1996
                                                              ----          ----         ----          ----
REVENUES:
Net sales                                                      $17,620      $18,559       $33,642       $35,548

COSTS AND EXPENSES
Cost of sales                                                    9,839       10,218        19,124        19,675
Selling, general and administrative                              5,137        5,264        10,619        11,099
Interest expense                                                   904          515         1,712         1,100
Other income                                                     (357)        (808)         (826)       (1,272)
                                                               -------      -------       -------      --------
Total costs and expenses                                        15,523       15,189        30,629        30,602
                                                               -------      -------       -------      --------

Income from continuing operations before taxes                   2,097        3,370         3,013         4,946
Provision for income taxes                                         671        1,146           964         1,682
                                                               -------      -------       -------      --------
Income from continuing operations                                1,426        2,224         2,049         3,264

Income from discontinued operations                                  -          961             -       103,395
                                                               -------      -------       -------      --------
Net income                                                    $  1,426     $  3,185      $  2,049      $106,659
                                                              ========     ========      ========      ========

Weighted average shares outstanding                             17,671       17,718        17,613        17,659

Primary earnings per share:
Income from continuing operations                                $0.08        $0.13         $0.12         $0.18
Income from discontinued operations                                 --          .05            --          5.86
                                                               -------      -------       -------      --------
Net income                                                       $0.08        $0.18         $0.12         $6.04
                                                               =======      =======       =======      ========





                                      3
           See accompanying notes to condensed financial statements

                               BEC GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                           For the six months ended June 30,
                                                                 1997           1996
                                                                 ----           ----
Cash flows from operating activities:
   Net cash used by operating activities
      of continuing operations                               $       (713)     $   (3,087)
   Net cash provided by operating activities
      of discontinued operations                                      --            6,338
                                                              -----------      ----------
         Net cash provided (used) by operating activities            (713)          3,251
                                                             ------------      ----------

Cash flows from investing activities:
   Cash expended on acquisitions                                   (2,241)             --
   Capital expenditures                                              (426)           (545)
   Intangible asset expenditures                                      (50)             --
   Proceeds from sale of assets                                         6             157
   Net cash provided by investing activities
      of discontinued operations                                       --         247,007
                                                             ------------       ---------
         Net cash provided (used) by investing activities          (2,711)        246,619
                                                             ------------       ---------

Cash flows from financing activities:
   Proceeds from revolving credit line                              2,000             669
   Proceeds from (payments on) long term obligations                  341             (26)
   Proceeds from issuances of common stock                            425           2,464
   Purchases of treasury stock                                       (204)             --
   Cash dividends to shareholders                                      --        (230,071)
   Net cash used by financing activities
      of discontinued operations                                       --         (19,750)
                                                             ------------      ----------

         Net cash provided (used) by financing activities           2,562        (246,714)

Net increase (decrease ) in cash                                     (862)          3,156

Cash and cash equivalents at beginning of period                    2,475           4,404
                                                             ------------    ------------
Cash and cash equivalents at end of period                     $    1,613      $    7,560
                                                              ===========     ===========





                                      4
           See accompanying notes to condensed financial statements

                               BEC GROUP, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles, Regulation S-X and the instructions for Form 10-Q. These statements contain all adjustments, consisting of only normal recurring adjustments, which in the opinion of management are necessary to fairly present the consolidated financial position of the Company as of June 30, 1997, its results of operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. The results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - ACQUISITIONS

On July 10, 1997, the Company completed its acquisition of Holding B.F. ("Bolle France"), the French holding company which owns Bolle(R) design, manufacturing and certain distribution interests, including worldwide rights to the Bolle(R) brand. The acquisition was completed through the Company's wholly owned subsidiary Bolle Inc. The acquisition price totaled approximately $53 million, consisting of approximately $31 million in cash, approximately $29 million in BEC Group, Inc. preferred stock and approximately $13 million in Bolle Inc. preferred and common stock. In addition, the selling shareholders of Bolle France received warrants equivalent to acquiring approximately 10% of Bolle Inc. common stock at $3.10 per Bolle Inc. share.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition of Bolle France

On July 10, 1997, the Company completed its acquisition of Holding B.F. ("Bolle France"), the French holding company which owns Bolle(R) design, manufacturing and certain distribution interests, including worldwide rights to the Bolle(R) brand. The acquisition was completed through the Company's wholly owned subsidiary Bolle Inc. The acquisition price totaled approximately $53 million, consisting of approximately $31 million in cash, approximately $29 million in BEC Group, Inc. preferred stock and approximately $13 million in Bolle Inc. preferred and common stock. In addition, the selling shareholders of Bolle France received warrants equivalent to acquiring approximately 10% of Bolle Inc. common stock at $3.10 per Bolle Inc. share.

Results of operations

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

Net sales for the three months ended June 30, 1997 were $17.6 million compared to $18.6 million for the same period last year. Sales at ORC Technologies increased 8.9% or $1 million. This increase was offset by a significant decrease in sales at Bolle America due to softness in the premium sunglass market, particularly at one major customer.

Gross margin decreased marginally from 45% for the quarter ended June 30, 1996 to 44% for the quarter ended June 30, 1997 due to the continued growth at ORC Technologies relative to Bolle America causing the sales mix to be more heavily weighted to the lower gross margin manufacturing businesses.

Selling, general and administrative expenses decreased in accordance with sales to $5.1 million for the three months ended June 30, 1997 from $5.3 million for the same period last year.

Interest expense of $0.9 million for the quarter ended June 30, 1997 represents non-cash interest on the Company's convertible debt of $0.4 million and $0.5 million of interest on the Company's Credit Facility. The increase in interest expense to $0.9 million compared to $0.5 million for the quarter ended June 30, 1996 is due to the higher average debt balance in the current quarter.

The provision for income taxes of approximately $0.7 million or 32% of income before income taxes for the quarter ended June 30, 1997 represents the anticipated effective tax rate of the Company in its present structure and reflects the utilization of all tax benefits available to the Company. The tax provision of $1.1 million for the quarter ended June 30, 1996 represented the Company's 34% effective tax rate for 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Net sales of $33.6 for the six months ended June 30, 1997 compared to $35.5 million for the same period last year reflect sales growth at ORC Technologies offset by sales decreases at Bolle America.

Gross margin decreased from 45% for the six months ended June 30, 1996 to 43% for the six months ended June 30, 1997 reflecting the growth in the lower margin manufacturing businesses of ORC Technologies.

Selling, general and administrative expenses decreased in accordance with sales to $10.6 million for the six months ended June 30, 1997 from $11.1 million for the same period last year.

Interest expense of $1.7 million for the six months ended June 30, 1997 increased from $1.1 million for the same period last year due to the higher average debt balances during 1997.

The provision for income taxes of approximately $1.0 million or 32% of income before income taxes for the six months ended June 30, 1997 represents the anticipated effective tax rate of the Company in its present structure and reflects the utilization of all tax benefits available to the Company. The tax provision of $1.7 million for the six months ended June 30, 1996 represented the Company's 34% effective tax rate for 1996.


Liquidity and capital resources

Net cash used by operating activities during the six months ended June 30, 1997 of $0.7 million represents the use of cash by Bolle America as a result of its decreased sales offset by normal operating cash generation by ORC Technologies. Depreciation and amortization for the six months ended June 30, 1997 was $0.9 million compared to $0.7 million for the same period last year. Cash paid for acquisitions in 1997 represents the purchases of Byers Equipment and QSP Coating Technologies by ORC Technologies, both asset purchases and extensions of current product lines. Cash paid for acquisitions also includes a $1 million good faith deposit for the purchase of Bolle France. Capital expenditures of $0.4 million were consistent with the prior year. These operating and investing activities were primarily financed through the $2.0 million borrowing on the revolving credit facility during the period.

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

                        PART II.    OTHER INFORMATION


ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         The following exhibits are filed herewith or are incorporated by reference.

         27       Financial Data Schedule (for electronic filing only).


(b)      REPORTS ON FORM 8-K:

         No Current Reports on Form 8-K were filed during the quarter ended June 30, 1997.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BEC GROUP, INC.



Date:  August 11, 1997          By:   /s/ Martin E. Franklin
                                   -------------------------------------
                                   Martin E. Franklin
                                   Chairman and Chief Executive Officer



                                By:   /s/ Ian G.H. Ashken
Date:  August 11, 1997             -------------------------------------
                                   Ian G.H. Ashken
                                   Chief Financial Officer

                                EXHIBIT INDEX

The following Exhibits are filed herewith or incorporated by reference:

       Number        Exhibit                            Page No.
       ------        -------                            --------
         27     Financial Data Schedule (for     Filed electronically herewith,
                electronic filing only).         at page 12.
