Form 10-Q
period 1997-09-30
BEC GROUP INC
filed 1997-11-14
CIK 1008114

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

         OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO________

COMMISSION FILE NUMBER 1-14360

                                 BEC GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       Delaware                                        13-3868804
(STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)

Suite B-302
555 Theodore Fremd Avenue
Rye, New York                                                   10580
---------------------------------------                       ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                       (ZIP CODE)

Registrant's telephone number, including area code:  (914) 967-9400


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                      ---   ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

Common Shares, par value $.01 -- 17,609,602 Shares as of November 11, 1997

                                  Page 1 of 85.
                        Exhibit Index Appears at page 13.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                 BEC GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                             (Unaudited)
                                                             September 30,  December 31,
                                                                 1997          1996
                                                              ---------      ---------
ASSETS
Current assets:
Cash and cash equivalents                                     $   1,873      $   2,164
Trade receivables, net                                            7,758          7,280
Inventories                                                       9,788          9,317
Receivable from discontinued operations                          34,379          1,421
Investment in discontinued operations                            21,059          9,743
Other current assets                                              2,968          3,654
                                                              ---------      ---------
    Total current assets                                         77,825         33,579

Property and equipment, net                                      13,048         13,114
Goodwill, net                                                    11,826         11,372
Intangible assets, net                                            1,242          1,296
Equity in and notes receivable from affiliated companies         10,185         11,435
Other assets                                                      4,421          4,275
                                                              ---------      ---------
    Total assets                                              $ 118,547      $  75,071
                                                              ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term debt and current portion of long term debt         $  20,179      $  17,645
Accounts payable                                                  2,946          2,858
Accrued compensation                                              1,505          2,134
Other accrued expenses                                            8,260          8,557
                                                              ---------      ---------
    Total current liabilities                                    32,890         31,194


Long-term debt                                                   32,938          3,597
Convertible subordinated notes                                   22,941         21,922
Other                                                             9,376         10,754
                                                              ---------      ---------
    Total liabilities                                            98,145         67,467
                                                              ---------      ---------


Stockholders' equity:
Preferred stock - par value $1;
10 shares authorized and outstanding                              9,294             --
Common stock - par value $.01; 50,000 shares
  authorized; 17,631 and 17,631 shares issued                       176            176
Additional paid-in capital                                       28,654         28,703
Treasury stock - 22 and 116 shares, at cost                        (106)          (557)
Retained deficit                                                (17,616)       (20,718)
                                                              ---------      ---------
    Total stockholders' equity                                   20,402          7,604
                                                              ---------      ---------
    Total liabilities and stockholders' equity                $ 118,547      $  75,071
                                                              ---------      ---------

                 See accompanying notes to financial statements

                                 BEC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    Three months ended          Nine months ended
                                                       September 30,              September 30,
                                                     1997         1996          1997          1996
                                                   --------     --------      --------      --------
REVENUES:
Net sales                                          $ 12,058     $ 10,008      $ 35,221      $ 31,984

COSTS AND EXPENSES
Cost of sales                                         7,599        5,982        21,785        19,348
Selling, general and administrative                   2,561        2,176         7,242         7,227
Interest expense                                        862          792         2,505         2,074
Other income                                            (43)          73          (283)         (840)
                                                   --------     --------      --------      --------
Total costs and expenses                             10,979        9,023        31,249        27,809
                                                   --------     --------      --------      --------

Income from continuing operations before taxes        1,079          985         3,972         4,175
Provision for income taxes                              345          298         1,271         1,295
                                                   --------     --------      --------      --------
Income from continuing operations                       734          687         2,701         2,880

Income (loss) from discontinued operations              319      (25,209)          400        79,257
                                                   --------     --------      --------      --------
Net income (loss)                                  $  1,053     $(24,522)     $  3,101      $ 82,137
                                                   ========     ========      ========      ========

Weighted average shares outstanding                  17,745       17,697        17,659        17,671

PRIMARY EARNINGS PER SHARE:
Income from continuing operations                  $   0.04     $   0.04      $   0.16      $   0.16
Income (loss) from discontinued operations             0.02        (1.43)         0.02          4.49
                                                   --------     --------      --------      --------
Net income (loss)                                  $   0.06     $  (1.39)     $   0.18      $   4.65
                                                   ========     ========      ========      ========

                 See accompanying notes to financial statements

                                 BEC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             For the nine months ended September 30,
                                                                   1997                 1996
                                                                ---------            ---------
Cash flows from operating activities:
   Net cash provided by operating activities
      of continuing operations                                  $   2,917            $   3,424
   Net cash provided (used) by operating activities
      of discontinued operations                                   (1,854)               7,952
                                                                ---------            ---------
         Net cash provided by operating activities                  1,063               11,376
                                                                ---------            ---------
Cash flows from investing activities:
   Cash expended on acquisitions, net                              (1,686)                  --
   Capital expenditures                                              (792)                (540)
   Proceeds from sale of assets                                        --                  157
   Net cash provided (used ) by investing activities
      of discontinued operations                                  (34,810)             246,784
                                                                ---------            ---------
         Net cash provided (used) by investing activities         (37,288)             246,401
                                                                ---------            ---------

Cash flows from financing activities:
   Proceeds from revolving credit line                             35,471                2,946
   Proceeds from (payments for) long term obligations                 100                 (394)
   Proceeds from issuances of common stock                            584                2,503
   Purchases of treasury stock                                       (204)                  --
   Cash dividends to shareholders                                      --             (230,071)
   Net cash used by financing activities
      of discontinued operations                                      (17)             (32,221)
                                                                ---------            ---------
         Net cash provided (used) by financing activities          35,934             (257,237)

Net increase (decrease ) in cash                                     (291)                 540

Cash and cash equivalents at beginning of period                    2,164                4,055
                                                                ---------            ---------
Cash and cash equivalents at end of period                      $   1,873            $   4,595
                                                                =========            =========

                 See accompanying notes to financial statements

                                 BEC GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles, Regulation S-X and the instructions for Form 10-Q. These statements contain all adjustments, consisting of only normal recurring adjustments, which in the opinion of management are necessary to fairly present the consolidated financial position of the Company as of September 30, 1997 and its results of operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. The results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated balance sheet at September 30, 1997 and December 31, 1996 reflects the investment in discontinued operations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2 - Discontinued Operations

As of October 30, 1997, the Company entered into a definitive agreement to acquire (through its wholly-owned subsidiary, BILC Acquisition Corp.) ILC Technology, Inc. ("ILC"). Under the terms of the agreement and assuming the conversion of the principal amount of the Company's convertible notes, ILC shareholders will receive 4.36 shares of the Company's common stock (or 2.18 shares, after giving effect to a proposed one-for-two reverse split of the Company's common stock) for each share of ILC common stock outstanding. At September 30, 1997, ILC had 4,879,811 shares of common stock outstanding and the Company had 17,631,082 shares of common stock outstanding (or, if the full face value of the Company's 8% convertible notes were to be converted, 21,286,484 shares). The completion of the transaction is subject to approval by both the Company's and ILC's shareholders, obtaining required regulatory approvals, and other customary closing conditions. Mr. Martin E. Franklin and Mr. Henry C. Baumgartner, the chairmen, respectively, of the Company and ILC have executed voting agreements in favor of the transaction.

On October 31, 1997, the Company also announced its intent to spin off its Bolle Inc. ("Bolle") subsidiary to the Company's shareholders. It is anticipated that the Company's shareholders will receive one share of Bolle common stock for every three shares of the Company's common stock held at the time of the spin off. It is also anticipated that Bolle will be listed on the NASDAQ National Market System.

The Company's 1996 discontinued operations included Foster Grant Group and the Prescription Eyewear Business. The Company's 1996 and 1997 discontinued operations include the planned spin off of Bolle Inc.

Summarized information on the combined discontinued operations follows:

                                                   Three months ended         Nine months ended
                                                     September 30,              September 30,
                                                   1997         1996          1997         1996
                                                 --------     --------      --------     --------
Net Sales                                        $ 10,192     $  6,244      $ 20,670     $ 19,816

Income before taxes                              $    493     $    724      $    614     $  2,480
Income tax expense                                    158          282           196          967
Minority interests                                     16           --            16           --
                                                 --------     --------      --------     --------
Earnings from 1997 discontinued
  operations net of tax                          $    319     $    442      $    400     $  1,513
                                                 ========     ========      ========     ========
Earnings (loss) from 1996 discontinued
  operations net of tax                                --      (25,651)           --       77,744
                                                 --------     --------      --------     --------
Earnings (loss) from discontinued operations     $    319     $(25,209)     $    400     $ 79,257
                                                 ========     ========      ========     ========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Merger and Spin-Off

As of October 30, 1997, the Company entered into a definitive agreement to acquire (through its wholly-owned subsidiary, BILC Acquisition Corp.) ILC Technology, Inc. ("ILC"). Under the terms of the agreement and assuming the conversion of the principal amount of the Company's Convertible notes, ILC shareholders will receive 4.36 shares of the Company's common stock (or 2.18 shares, after giving effect to a proposed one-for-two reverse split of the Company's common stock) for each share of ILC common stock outstanding. At September 30, 1997, ILC had 4,879,811 shares of common stock outstanding and the Company had 17,631,082 shares of common stock outstanding (or, if the full face value of the Company's 8% convertible notes were to be converted, 21,286,484 shares). The completion of the transaction is subject to approval by both the Company's and ILC's shareholders, obtaining required regulatory approvals, and other customary closing conditions. Mr. Martin E. Franklin and Mr. Henry C. Baumgartner, the chairmen, respectively, of the Company and ILC have executed voting agreements in favor of the transaction.

On October 31, 1997, the Company also announced its intent to spin off its Bolle Inc. ("Bolle") subsidiary to the Company's shareholders. It is anticipated that the Company's shareholders will receive one share of Bolle common stock for every three shares of the Company's common stock held at the time of the spin off. It is anticipated that Bolle will be listed on the NASDAQ National
Exchange Market System.

Results of Operations

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

Net sales for the three months ended September 30, 1997 were $12.1 million compared to $10.0 million for the same period last year, an increase of more than 20%, reflecting continued strong internal sales growth at ORC Technologies, the only business included in continuing operations.

Gross margin decreased from 40% for the quarter ended September 30, 1996 to 37% for the quarter ended September 30, 1997 due primarily to the sale mix being more heavily weighted to the relatively lower gross margin product lines at ORC Electronic Products and pressure on average selling prices in certain other product lines manufactured by ORC.

Selling, general and administrative increased at a slightly lower rate than sales from $2.2 million for the 1996 quarter to $2.6 million this year reflecting efficiency in managing costs.

Interest expense of $0.9 million for the quarter ended September 30, 1997 represents non-cash interest on the Company's convertible debt of $0.5 million and $0.4 million of interest on the Company's credit facility. The increase in interest expense compared to $0.8 million for the quarter ended September 30, 1996 is primarily due to the compounding nature of the convertible debt interest and slightly higher amounts outstanding under the revolving credit facility.

The provision for income taxes of approximately $0.3 million or 32% of income before income taxes for the quarter ended September 30, 1997 represents the anticipated effective tax rate of the Company in its present structure and reflects the utilization of all tax benefits available to the Company. The tax provision of $0.3 million for the quarter ended September 30, 1996 represented the provision which provides an effective tax rate of 30% for the nine months ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Net sales of $35.2 million for the nine months ended September 30, 1997 increased from $32.0 million for the nine months ended September 30, 1996 reflecting strong internal sales growth as mentioned above.

Gross margin decreased from 40% for the nine months ended September 30, 1996 to 38% for the nine months ended September 30, 1997 reflecting the same factors described in the quarter's analysis above.

For the nine months ended September 30, 1997, selling, general and administrative expenses of $7.2 million were unchanged despite the strong sales growth.

Interest expense of $2.5 million for the nine months ended September 30, 1997 increased from $2.1 million for the same period last year due to the higher amounts outstanding under the revolving credit facility.

The provision for income taxes of approximately $1.3 million or 32% of income before income taxes for the nine months ended September 30, 1997 represents the anticipated effective tax rate of the Company in its present structure and reflects the utilization of all tax benefits available to the Company. The tax provision of $1.3 million for the nine months ended September 30, 1996 represented the Company's 30% effective tax rate for 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of continuing operations during the nine months ended September 30, 1997 of $2.9 million represents the net income and the positive effect of increased accounts payable and decreased other current assets. These cash sources were offset by decreased accrued expenses and increased accounts receivables and inventory. Depreciation and amortization for the nine months ended September 30, 1997 was $1.1 million compared to $0.7 million for the same period last year. Cash paid for acquisitions in 1997 represents the purchases of Byers Equipment and QSP Coating Technologies by ORC Technologies, both accretive asset purchases and extensions of current product lines. Capital expenditures of $0.8 million were slightly higher than prior year's of $0.5 million. These operating and investing activities were primarily financed through proceeds from issuance of common stock and revolving credit facility borrowings.

The Company continues to expect cash flow from operations combined with available borrowing capacity under the Company's revolving credit facility to be sufficient to fund the Company's operating needs.

SEASONALITY AND CYCLICAL RESULTS

ORC Technologies is subject to cyclical capital spending trends by certain of its customers. As a result, operating results may be subject to considerable fluctuation from quarter to quarter.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

As of October 30, 1997, the Company entered into a definitive agreement to acquire (through its wholly-owned subsidiary, BILC Acquisition Corp.) ILC Technology, Inc. ("ILC"). Under the terms of the agreement and assuming the conversion of the principal amount of the Company's convertible notes, ILC shareholders will receive 4.36 shares of the Company's common stock (or 2.18 shares, after giving effect to a proposed one-for-two reverse split of the Company's common stock) for each share of ILC common stock outstanding. At September 30, 1997, ILC had 4,879,811 shares of common stock outstanding and the Company had 17,631,082 shares of common stock outstanding (or, if the full face value of the Company's 8% convertible notes were to be converted, 21,286,484 shares). The completion of the transaction is subject to approval by both the Company's and ILC's shareholders, obtaining required regulatory approvals, and other customary closing conditions. Mr. Martin E. Franklin and Mr. Henry C. Baumgartner, the chairmen, respectively, of the Company and ILC have executed voting agreements in favor of the transaction.

ILC is based in Sunnyvale, California and is a developer, manufacturer and distributor of high-performance light source products for a broad range of medical, communication, aerospace, military, entertainment and consumer applications. ILC's products include flashlamps, Cermax(R) short arc xenon lamps, mercury short arc lamps, mercury capillary lamps, metal halide lamps and other advanced light source products for aerospace and military applications.

In connection with the transaction, BEC will be renamed Lumen Technologies, Inc. ("Lumen"). It is anticipated that Lumen will have combined annualized revenues of approximately $140 million and will continue to be listed on the New York Stock Exchange. In connection with the closing of the transaction, Martin E. Franklin will remain Chairman of Lumen and Mr. Richard D. Capra will assume responsibilities of Chief Executive Officer. Mr. Ian G.H. Ashken, the Company's Chief Financial Officer, will continue as Lumen's Chief Financial Officer. It is anticipated that, in conjunction with the closing of the transaction, the Board of Directors of Lumen will comprise four current BEC directors, four current ILC directors and one additional board member to be named at a later date.

On October 31, 1997, the Company also announced its intent to spin off its Bolle Inc. ("Bolle") subsidiary to the Company's shareholders. It is anticipated that the Company's shareholders will receive one share of Bolle common stock for every three shares of the Company's common stock held at the time of the spin off. It is anticipated that Bolle will be listed on the NASDAQ National
Market System.

On October 2, 1997, the Company reported the acquisition (through its wholly-owned subsidiary ORC Technologies, Inc. ("ORC")) of a 40% equity interest in Voltarc Technologies, Inc. ("Voltarc"), a privately held niche light source manufacturer located in Waterbury, Connecticut. The Company received an option to acquire the remaining issued and outstanding shares of Voltarc common stock under certain conditions and the Voltarc shareholders were granted the right to require the Company to purchase such remaining shares under certain conditions.

Voltarc had 1996 revenues of approximately $37 million. Voltarc is recognized as a technological leader in specialty lamp markets, including ultra-violet (UV) lamps for water purification, illuminated outdoor signs and neon components, reprographic, atinic (aquarium) and transportation lighting, including commercial and private aircraft.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

     The following exhibits are filed herewith:

     10.1 Agreement and Plan of Merger, dated as of October 30, 1997, by and among the Company, BILC Acquisition Corp., and ILC Technologies, Inc.

     99.1 Press Release, dated October 2, 1997, regarding the acquisition of interest in Voltarc Technologies, Inc.

     99.2 Press Release, dated October 31, 1997, regarding the execution of a definitive agreement to acquire ILC Technology, Inc.

     27     Financial Data Schedule (for electronic filing only).

(b) REPORTS ON FORM 8-K:

     The following Current Report on Forms 8-K were filed during the quarter ended September 30, 1997:


             Description                                       Date of Report
Form 8-K, reporting under Item 2 Registrant's                  July 10, 1997
acquisition of all of the issued and outstanding
share capital of Holding B.F.

Form 8-K/A, reporting certain financial                        July 10, 1997
information required under Regulation S-X
in connection with the Company's Form 8-K
reporting the acquisition of the issued and
outstanding share capital of Holding B.F.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BEC GROUP, INC.



Date:  November 12, 1997                    By: /s/  Martin E. Franklin
                                               ------------------------------
                                               Martin E. Franklin
                                               Chairman and Chief Executive
          `                                    Officer




Date:  November 12, 1997                    By: /s/  Ian G.H. Ashken
                                               ------------------------------
                                               Ian G.H. Ashken
                                               Chief Financial Officer

                                  EXHIBIT INDEX

The following Exhibits are filed herewith or incorporated by reference:

      Number                      Exhibit                                   Page No.
      ------                      -------                                   --------
       10.1             Agreement and Plan of Merger,              Filed electronically herewith,
                        dated as of October 30, 1997,              at page 14.
                        by and among the Company,
                        BILC Acquisition Corp., and
                        ILC Technologies, Inc.

       99.1             Press Release, dated October 2,            Filed electronically herewith,
                        regarding the acquisition of               at page 81.
                        interest in Voltarc Technologies,
                        Inc.

       99.2             Press Release, dated October 31,           Filed electronically herewith,.
                        1997, regarding the execution              at page 82.
                        of a definitive agreement to
                        acquire ILC Technology, Inc.

       27               Financial Data Schedule (for               Filed electronically herewith,
                        electronic filing only).                   at page 85.