Form 10-Q/A
period 1997-09-30
BEC GROUP INC
filed 1997-11-21
CIK 1008114

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

COMMISSION FILE NUMBER 1-14360

                                 BEC GROUP, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      Delaware                                           13-3868804
------------------------                    ------------------------------------
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

Suite B-302
555 Theodore Fremd Avenue
Rye, New York                                             10580
---------------------------------------                 ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                 (ZIP CODE)

Registrant's telephone number, including area code:  (914) 967-9400

THE REGISTRANT'S QUARTERLY REPORT FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 IS AMENDED IN ITS ENTIRETY AS SET FORTH IN THIS FORM 10-Q/A.



                                  Page 1 of 14.
                        Exhibit Index Appears at page 13.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                 BEC GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                  (Unaudited)
                                                                 September 30,     December 31,
                                                                     1997             1996
                                                                   ---------        ---------
ASSETS
Current assets:
Cash and cash equivalents                                          $   1,873        $   2,164
Trade receivables, net                                                 7,758            7,280
Inventories                                                            9,788            9,317
Receivable from discontinued operations                               34,408              937
Investment in discontinued operations                                 21,030           10,227
Other current assets                                                   2,968            3,654
                                                                   ---------        ---------
    Total current assets                                              77,825           33,579

Property and equipment, net                                           13,048           13,114
Goodwill, net                                                         11,826           11,372
Intangible assets, net                                                 1,242            1,296
Equity in and notes receivable from affiliated companies              10,185           11,435
Other assets                                                           4,421            4,275
                                                                   ---------        ---------
    Total assets                                                   $ 118,547        $  75,071
                                                                   ---------        ---------

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
Short term debt and current portion of long term debt              $  20,179        $  17,645
Accounts payable                                                       2,946            2,858
Accrued compensation                                                   1,505            2,134
Other accrued expenses                                                 8,260            8,557
                                                                   ---------        ---------
    Total current liabilities                                         32,890           31,194


Long-term debt                                                        32,938            3,597
Convertible subordinated notes                                        22,941           21,922
Other                                                                  9,376           10,754
                                                                   ---------        ---------
    Total liabilities                                                 98,145           67,467
                                                                   ---------        ---------


Stockholders' equity:
Preferred stock - par value $1;
10 shares authorized and outstanding                                   9,294               --
Common stock - par value $.01; 50,000 shares
  authorized; 17,631 and 17,631 shares issued                            176              176
Additional paid-in capital                                            28,654           28,703
Treasury stock - 22 and 116 shares, at cost                             (106)            (557)
Retained deficit                                                     (17,616)         (20,718)
                                                                   ---------        ---------
    Total stockholders' equity                                        20,402            7,604
                                                                   ---------        ---------
     Total  liabilities and stockholders' equity                   $ 118,547        $  75,071
                                                                   ---------        ---------



                                        2
                 See accompanying notes to financial statements

                                 BEC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                             Three months ended                Nine months ended
                                                                September 30,                    September 30,
                                                           1997             1996             1997             1996
                                                         ---------        ---------        ---------        ---------
REVENUES:
Net sales                                                $  12,058        $  10,008        $  35,221        $  31,984

COSTS AND EXPENSES
Cost of sales                                                7,599            5,982           21,785           19,348
Selling, general and administrative                          2,691            2,289            7,746            7,929
Interest expense                                               862              871            2,567            2,117
Other income                                                  (138)            (477)            (878)          (1,740)
                                                         ---------        ---------        ---------        ---------

Total costs and expenses                                    11,014            8,665           31,220           27,654
                                                         ---------        ---------        ---------        ---------

Income from continuing operations before taxes               1,044            1,343            4,001            4,330
Provision for income taxes                                     345              298            1,271            1,295
                                                         ---------        ---------        ---------        ---------
Income from continuing operations                              699            1,045            2,730            3,035

Income (loss) from discontinued operations                     354          (25,567)             371           79,102
                                                         ---------        ---------        ---------        ---------
Net income (loss)                                        $   1,053        $ (24,522)       $   3,101        $  82,137
                                                         =========        =========        =========        =========

Weighted average shares outstanding                         17,745           17,697           17,659           17,671

PRIMARY EARNINGS PER SHARE:
Income from continuing operations                        $    0.04        $    0.06        $    0.16        $    0.17
Income (loss) from discontinued operations                    0.02            (1.45)            0.02             4.48
                                                         ---------        ---------        ---------        ---------
Net income (loss)                                        $    0.06        $   (1.39)       $    0.18        $    4.65
                                                         =========        =========        =========        =========

                See accompanying notes to financial statements

                                 BEC GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            For the nine months ended September 30,
                                                                  1997               1996
                                                                ----------        ----------
Cash flows from operating activities:
   Net cash provided by operating activities
      of continuing operations                                  $    2,946        $    3,579
   Net cash provided (used) by operating activities
      of discontinued operations                                    (1,883)            7,797
                                                                ----------        ----------
         Net cash provided by operating activities                   1,063            11,376
                                                                ----------        ----------

Cash flows from investing activities:
   Cash expended on acquisitions, net                               (1,686)               --
   Capital expenditures                                               (792)             (540)
   Proceeds from sale of assets                                         --               157
   Net cash provided (used ) by investing activities
      of discontinued operations                                   (34,810)          246,784
                                                                ----------        ----------
         Net cash provided (used) by investing activities          (37,288)          246,401
                                                                ----------        ----------

Cash flows from financing activities:
   Proceeds from revolving credit line                              35,471             2,946
   Proceeds from (payments for) long term obligations                  100              (394)
   Proceeds from issuances of common stock                             584             2,503
   Purchases of treasury stock                                        (204)               --
   Cash dividends to shareholders                                       --          (230,071)
   Net cash used by financing activities
      of discontinued operations                                       (17)          (32,221)
                                                                ----------        ----------
         Net cash provided (used) by financing activities           35,934          (257,237)

Net increase (decrease ) in cash                                      (291)              540

Cash and cash equivalents at beginning of period                     2,164             4,055
                                                                ----------        ----------
Cash and cash equivalents at end of period                      $    1,873        $    4,595
                                                                ==========        ==========

                See accompanying notes to financial statements

                                 BEC GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles, Regulation S-X and the instructions for Form 10-Q. These statements contain all adjustments, consisting of only normal recurring adjustments, which in the opinion of management are necessary to fairly present the consolidated financial position of the Company as of September 30, 1997 and its results of operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. The results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated balance sheet at September 30,1997 and December 31, 1996 reflects the investment in discontinued operations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2 - Discontinued Operations

As of October 30, 1997, the Company entered into a definitive agreement to acquire (through its wholly-owned subsidiary, BILC Acquisition Corp.) ILC Technology, Inc. ("ILC"). Under the terms of the agreement and assuming the conversion of the principal amount of the Company's convertible notes, ILC shareholders will receive 4.36 shares of the Company's common stock (or 2.18 shares, after giving effect to a proposed one-for-two reverse split of the Company's common stock) for each share of ILC common stock outstanding. At September 30, 1997, ILC had 4,879,811 shares of common stock outstanding and the Company had 17,631,082 shares of common stock issued (or, if the full face value of the Company's 8% convertible notes were to be converted, 21,286,484 shares). The completion of the transaction is subject to approval by both the Company's and ILC's shareholders, obtaining required regulatory approvals, and other customary closing conditions. Mr. Martin E. Franklin and Mr. Henry C. Baumgartner, the chairmen, respectively, of the Company and ILC have executed voting agreements in favor of the transaction.

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

Summarized information on the combined discontinued operations follows:

                                                      Three months ended                  Nine months ended
                                                         September 30,                      September 30,
                                                     1997             1996              1997             1996
                                                   ----------       ----------        ----------       ----------
Net Sales                                          $   10,192       $    6,244        $   20,670       $   19,816

Income before taxes                                $      529       $      365        $      584       $    2,325
Income tax expense                                        158              282               196              967
Minority interests                                         17               --                17               --
                                                   ----------       ----------        ----------       ----------
Earnings from 1997 discontinued
  operations net of tax                            $      354       $       83        $      371       $    1,358
                                                   ==========       ==========        ==========       ==========
Earnings (loss) from 1996 discontinued
  operations net of tax                                    --          (25,650)               --           77,744
                                                   ----------       ----------        ----------       ----------
Earnings (loss) from discontinued operations       $      354       $  (25,567)       $      371       $   79,102
                                                   ==========       ==========        ==========       ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Merger and Spin-Off

As of October 30, 1997, the Company entered into a definitive agreement to acquire (through its wholly-owned subsidiary, BILC Acquisition Corp.) ILC Technology, Inc. ("ILC"). Under the terms of the agreement and assuming the conversion of the principal amount of the Company's convertible notes, ILC shareholders will receive 4.36 shares of the Company's common stock (or 2.18 shares, after giving effect to a proposed one-for-two reverse split of the Company's common stock) for each share of ILC common stock outstanding. At September 30, 1997, ILC had 4,879,811 shares of common stock outstanding and the Company had 17,631,082 shares of common stock issued (or, if the full face value of the Company's 8% convertible notes were to be converted, 21,286,484 shares). The completion of the transaction is subject to approval by both the Company's and ILC's shareholders, obtaining required regulatory approvals, and other customary closing conditions. Mr. Martin E. Franklin and Mr. Henry C. Baumgartner, the chairmen, respectively, of the Company and ILC have executed voting agreements in favor of the transaction.

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

Selling, general and administrative increased at a slightly lower rate than sales from $2.3 million for the 1996 quarter to $2.7 million this year reflecting efficiency in managing costs.

Interest expense of $0.9 million for the quarters ended September 30, 1997 and 1996 represents non-cash interest on the Company's convertible debt of $0.5 million and $0.4 million of interest on the Company's credit facility.

The provision for income taxes of approximately $.3 million or 33% of income before income taxes for the quarter ended September 30, 1997 represents the anticipated effective tax rate of the Company in its present structure and reflects the utilization of all tax benefits available to the Company. The tax provision of $0.3 million for the quarter ended September 30, 1996 represented the provision which provides an effective tax rate of 22%, for the nine months ended September 30, 1996, as a result of divestitures.

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

For the nine months ended September 30, 1997, selling, general and administrative expenses of $7.7 million were decreased from $7.9 million despite the strong sales growth.

Interest expense of $2.6 million for the nine months ended September 30, 1997 increased from $2.1 million for the same period last year due to the higher amounts outstanding under the revolving credit facility.

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

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

As of October 30, 1997, the Company entered into a definitive agreement to acquire (through its wholly-owned subsidiary, BILC Acquisition Corp.) ILC Technology, Inc. ("ILC"). Under the terms of the agreement and assuming the conversion of the principal amount of the Company's convertible notes, ILC shareholders will receive 4.36 shares of the Company's common stock (or 2.18 shares, after giving effect to a proposed one-for-two reverse split of the Company's common stock) for each share of ILC common stock outstanding. At September 30, 1997, ILC had 4,879,811 shares of common stock outstanding and the Company had 17,631,082 shares of common stock issued (or, if the full face value of the Company's 8% convertible notes were to be converted, 21,286,484 shares). The completion of the transaction is subject to approval by both the Company's and ILC's shareholders, obtaining required regulatory approvals, and other customary closing conditions. Mr. Martin E. Franklin and Mr. Henry C. Baumgartner, the chairmen, respectively, of the Company and ILC have executed voting agreements in favor of the transaction.

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


ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

     The following exhibits have been filed previously as exhibits to the Company's Form 10-Q for the period ended September 30, 1997, which has been amended hereby, or are filed herewith:

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

     27     Financial Data Schedule (for electronic filing only).

(b)  REPORTS ON FORM 8-K:

     The following Current Report on Forms 8-K were filed during the quarter ended September 30, 1997:

           Description                                                Date of Report
           -----------                                                --------------

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

                                      BEC GROUP, INC.


Date:  November 20, 1997              By: /s/ Martin E. Franklin
                                         ---------------------------------
                                         Martin E. Franklin
                                         Chairman and Chief Executive Officer



Date:  November 20, 1997              By: /s/ Ian G.H. Ashken
                                         ---------------------------------
                                         Ian G.H. Ashken
                                         Chief Financial Officer

                                  EXHIBIT INDEX

The following Exhibits are filed herewith or incorporated by reference:

  Number                 Exhibit                               Page No.
  ------                 -------                               --------
   10.1      Agreement and Plan of Merger,                        *
             dated as of October 30, 1997,
             by and among the Company,
             BILC Acquisition Corp., and
             ILC Technologies, Inc.

   99.1      Press Release, dated October 2,                      *
             regarding the acquisition of
             interest in Voltarc Technologies,
             Inc.

   99.2      Press Release, dated October 31,                     *
             1997, regarding the execution
             of a definitive agreement to
             acquire ILC Technology, Inc.

    27       Financial Data Schedule (for               Filed electronically herewith,
             electronic filing only).                   at page 14.





*Previously filed.