Form 10-K
period 1997-12-31
BEC GROUP INC
filed 1998-04-13
CIK 1008114

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM           TO

COMMISSION FILE NUMBER 001-14210

                           LUMEN TECHNOLOGIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       Delaware                                          13-3868804
(STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)

   555 Theodore Fremd Avenue, Rye, NY                     10580
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                 (ZIP CODE)

Registrant's telephone number, including area code:  914-967-9400

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                       on which registered
Common Stock, par value $.01                            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES [X]  NO [ ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON AFFILIATES OF THE REGISTRANT AT APRIL 9, 1998 WAS $157,818,658, COMPUTED BY REFERENCE TO
THE CLOSING PRICE AS OF THAT DATE.

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S ONLY CLASS OF COMMON STOCK AS OF APRIL 9, 1998 WAS 19,667,415 SHARES.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

                           LUMEN TECHNOLOGIES, INC.
                            (F/K/A BEC GROUP, INC.)

                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1997


                               TABLE OF CONTENTS


                                                                          PAGE
                                    PART I

Item 1.         Business..................................................  4
Item 2.         Properties................................................  8
Item 3.         Legal Proceedings.........................................  9
Item 4.         Submission of Matters to a Vote of Security Holders.......  9

                                    PART II

Item 5.         Market for Registrant's Common Equity
                and Related Stockholder Matters........................... 10
Item 6.         Selected Financial Data................................... 11
Item 7.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations............. 13
Item 7A.        Quantitative and Qualitative
                Disclosure About Market Risk.............................. 17
Item 8.         Financial Statements and Supplementary Data............... 18
Item 9.         Changes In and Disagreements With Accountants
                on Accounting and Financial Disclosure.................... 43

                                   PART III

Item 10.        Directors and Executive Officers of the Registrant........ 44
Item 11.        Executive Compensation.................................... 46
Item 12.        Security Ownership of Certain Beneficial
                Owners and Management..................................... 52
Item 13.        Certain Relationships and Related Transactions............ 54

                                    PART IV

Item 14.        Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K................................... 55

                                    PART I


ITEM 1.           BUSINESS

GENERAL

         Lumen Technologies, Inc., a Delaware corporation (the "Company" or "Lumen"), is a manufacturer and marketer of products and systems for specialty light source markets. On March 12, 1998, the Company completed the merger of ILC Technology, Inc. ("ILC") into a wholly-owned subsidiary of the Company (the "ILC Merger"), and on March 11, 1998 the Company consummated the Bolle Spinoff (as defined below). Prior to March 12, 1998 the Company was known as BEC Group, Inc. ("BEC"). The Company was incorporated on December 28, 1995, under the name BEC Group, Inc., as a wholly owned subsidiary of Benson Eyecare Corporation, a Delaware corporation ("Benson"). As a result of the ILC Merger and the Bolle Spinoff (as defined below), the Company is presently positioned to focus on its specialty lighting and related businesses. Although the consummation of these transactions occurred after the end of the fiscal year reported herein, the information set forth in this Annual Report on Form 10-K is limited to the Company's continuing businesses as constituted as of the date hereof, without descriptive narrative of discontinued operations. Financial Statements included herein reflect the Bolle operations as discontinued, but do not reflect the ILC Merger.

         The Company was formed in connection with the Essilor Merger (as defined below), pursuant to which Benson stockholders received all of the outstanding shares of common stock of the Company in a pro rata distribution (the "BEC Spinoff"). The BEC Spinoff and merger of Essilor Acquisition Corporation with and into Benson (the "Essilor Merger") occurred on May 3, 1996 (the "Effective Date"). On May 3, 1996, Benson also consummated the sale to the Monsanto Company of the assets of its Orcolite ophthalmic lens manufacturing operation (the "Asset Sale"). Prior to the BEC Spinoff, Benson contributed to the Company all of the assets of its then non-prescription eyewear and optics related businesses and the Company assumed all of the liabilities of Benson's non prescription eyewear and optics related businesses.

         In December 1996, the Company sold to Foster Grant Holdings, Inc. ("Holdings") all of the issued and outstanding shares of capital stock of the entities comprising the Foster Grant Group ("FGG"). Holdings, a Delaware corporation, is a subsidiary of Accessories Associates, Inc. ("AAi"), a Rhode Island corporation.

         Following the divestiture of its prescription eyewear business in May 1996 in connection with the Essilor Merger and Asset Sale and the sale of FGG in December 1996, the Company had two core businesses: ORC Technologies, Inc. ("ORC"), which manufactures and distributes lighting, electronic and electroformed products to a diverse customer base, and Bolle America, Inc. ("Bolle America"), the exclusive marketer and distributor of Bolle(R) premium sunglasses, sport shields and goggles in the U.S., Mexico and Costa Rica. On July 10, 1997, the Company, through its then subsidiary Bolle Inc. ("Bolle") acquired Holding B.F. ("Bolle France"), a French holding company owning the Bolle(R) trademark and Bolle design and manufacturing rights worldwide, together with certain additional distribution rights. The Company thereby combined in Bolle worldwide rights to the Bolle(R) trademark and brand and the associated design manufacturing rights, as well as a substantial worldwide distribution network.

         Effective March 11, 1998, the Company distributed to its stockholders of record as of such date, on a pro rata basis, all of the Company's equity interest in Bolle and the Bolle business (the "Bolle Spinoff"). The Company's stockholders of record on that date received one share of Bolle common stock for every three shares of the Company's common stock then held. In connection with the Bolle Spinoff, the Company assigned to Bolle, and Bolle assumed, all of the Company's business, assets and liabilities then existing, other than those relating to the Company's specialty lighting business, ORC Electronics Products and ORC Electroformed Products and certain additional assets and liabilities retained by the Company. The Bolle operations are, for accounting purposes, treated as discontinued operations in the consolidated financial statements included herein.

         On March 12, 1998, the Company effected the merger of ILC with and into BILC Acquisition Corp., a wholly owned subsidiary of the Company (the "ILC Merger") pursuant to the terms of an Agreement and Plan of

Merger, dated as of October 30, 1997, as amended (the "ICL Merger Agreement"). ILC designs, develops, manufactures and markets high intensity lamps and lighting products for the medical, industrial, aerospace, scientific, entertainment and military industries. Effective October 30, 1997, the Company also acquired a 30% common stock equity interest in Voltarc Technologies, Inc., a Delaware corporation ("Voltarc"), preferred stock convertible at any time by Lumen into the additional number of shares to Voltarc's common stock which would give the Company 40% of Voltarc's then outstanding common stock and an option to acquire the remaining equity of Voltarc. Voltarc also is engaged in the design, manufacture and distribution of specialty lighting products.

BUSINESS AND PRODUCTS

         The Company conducts its core business primarily through its primary subsidiaries, ORC and ILC which are involved in the design, manufacture and distribution of specialty lighting products.

         ORC's operations consist of three related businesses located at the Company's facilities in Azusa, California: Lighting Products, Electronic Products and Electroformed Products. ILC's operations are located at the Company's facilities in Sunnyvale, California.

         The Company's specialty lighting operations design, manufacture and market lighting products for the medical, industrial, aerospace, scientific, entertainment, cinema and military industries. Its products are used in a variety of applications, including high intensity illumination systems and mini-systems that incorporate lamps, optics and electronic systems. Lamps for the industrial market are used in photo exposure systems, specialty lighting applications and in various other high technology equipment. The medical market is serviced with fiber optic illumination components and systems used with medical endoscopes as illumination for diagnostic and minimally invasive surgical procedures. Products include a specially designed ceramic lamp with integral parabolic reflector, optical components, power supply and fiber optic illumination systems. The Company supports the worldwide cinema market with a wide range of short-arc xenon lamps used in projectors and buildings, stadium and theater lighting.

         The Company's products include pulsed and direct current arc lamps that are designed to satisfy a wide variety of laser and industrial applications requiring rigorous, high-performance standards ("flashlamps"); Cermax(R) lamps, which are short arc xenon lamps that are optically pre-aligned, encased in a safe ceramic body bonded to a metallized sapphire window, and are capable of transmitting the full spectrum from infrared to UV wavelengths and fully-encased and open frame power supplies, lamp holders, fiber optic light sources and other equipment to support its Cermax(R) product line; high intensity lamps for video projection utilizing the Company's proprietary Daymax(R) and Cemax(R) technologies and, mercury xenon short arc lamps which are used to expose patterns during the fabrication of semiconductor products ("stepper lamps"). The Company's other products include mercury capillary lamps, Daymax(R) metal halide lamps and products for the aerospace and military markets.

         The primary market for the Company's Cermax(R) product line is fiber optic illumination for medical procedures such as endoscopy. The market for Cermax(R) lightsources and related equipment used in endoscopy is composed of two segments: a high-intensity or critical segment and a low-intensity or non-critical segment. Critical endoscopy applications require high-intensity Cermax(R) lightsources with specialized power supplies. The low-intensity market is dominated by manufacturers of halogen lightsources. Ancillary industrial uses for Cermax(R) lightsources include illuminating areas that are difficult to inspect, such as nuclear reactors or jet engines; also analytical instruments, and, spot UV curing lightsources. Daymax(R) lamps simulate stable daylight conditions. These products are now used primarily in the entertainment business. Applications include: indoor and outdoor lighting for motion picture and television productions, high speed and special effects lighting, concert and stadium lighting and theatrical lighting. The Company also has developed a series of integral low-power metal halide lamps (less than 500 watts) for commercial projection, stage and medical applications. The Company also manufactures mercury capillary lamps using technology and processes that are similar to those developed for stepper lamps. The primary applications for mercury capillary lamps include the photolithography of grid patterns on color television screens and printed circuit boards for computers. In the aerospace market, the Company offers standard, modified and customer systems covering the visible, infrared and UV spectrum to meet each space lighting requirement. The Company is the only domestic manufacturer of space lighting qualified to serve NASA and other government agencies in Japan and Europe. The Company's products for the military market include infrared lamps used by the military on tanks and aircraft to deflect offensive heat seeking missiles.

         ORC Electronic Products manufactures photoexposure systems, including the Opti-Beam(R) and ProForm(R) lines. These highly sophisticated systems are used in the production of high density, fine-line circuit boards, microcircuits, flexible circuits and flat panel displays. The business has focused on the upper end of the market where its proprietary optics technology, vision alignment systems and superior automated material handling capabilities allow for imaging fine line circuitry with exceptional throughput.

         ORC Electroformed Products supplies a wide range of electroformed products to a variety of industrial customers. Its products include (i) electroformed nickel and copper components such as cold shields, flashlight and search light reflectors, abrasion resistant shields for use on airplane and helicopter rotor blades and highly polished spheres, parabolas and ellipses for industrial uses and, (ii) tooling used in the manufacture of hard resin and polycarbonate ophthalmic lenses.

CUSTOMERS

         The Company is not dependent upon a single customer or a few customers, and no one customer of the Company accounts for more than 10% of the Company's consolidated revenues. The Company serves a wide range of customers in the medical, industrial and entertainment industries. The Company's top 25 customers represent less than 40% of its specialty lighting business. ORC Electronic Products sells capital equipment to international technologically based customers. Its products sell for price points ranging from $30,000 to in excess of $1.0 million and its customer base changes each year.

SUPPLY AGREEMENTS

         The Company does not have any significant supply agreements and most materials used are available from more than one vendor. The Company continues to identify and qualify alternate sources of supply.

MARKETING AND SALES

         The Company markets and sells its products both to original equipment manufacturers ("OEMs") through a direct sales force and also to end-users through sales representatives and distributors. The Company's sales organization includes regional sales managers and teams of market development managers with global responsibilities aligned along specific markets such as the semiconductor, video projection and medical markets. In addition, the Company maintains customer service groups at its facilities in California and Cambridge, England to provide sales and customer service support to its customer base and network of domestic and foreign sales representatives and distributors.

         The Company's European sales office, which is located at the facilities of Q-Arc in Cambridge, England, markets and sells the complete line of lamp and equipment products and provides local customer support for European customers.

MANUFACTURING

         The Company has built substantial expertise in the fields of sealing technology (ceramic-to-metal, quartz-to-metal, vacuum sealing), materials research, plasma physics, electrical engineering, optoelectronics and electrode technology. The manufacturing of most of lamp and power supply products is labor and capital intensive, and accordingly, the labor force is highly skilled and experienced.

         The Company's specialty lighting facilities in California and in Cambridge, England are all ISO 9002 certified. ISO certification ensures customers that the Company's specialty lighting business has a quality system that will result in continuous product quality improvement. It is a recognition of a commitment to quality through all sections of the organization.

INTELLECTUAL PROPERTY

         The Company holds several United States and foreign patents related to the key features of several of its products and has several patent applications pending in the United States. While these patents tend to enhance the Company's competitive position, the Company believes that success depends primarily upon its proprietary technological, engineering, production and marketing skills and the high quality of its products. The names of several of the Company's products are registered as trademarks in the United States Patent and Trademark Office and in several other countries in which the Company's products are sold. Registered trademarks include Opti-Beam(R), ProForm(R), Cermax(R) and Daymax(R).

         The Company's patents expire at various dates between 1998 and 2013. There can be no assurance that any patents held by the Company will not be challenged and invalidated, that patents will issue from any of the Company's pending patent applications or that any claim allowed from existing or pending patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. Competitors also may be able to design around the Company's patents.

COMPETITION

         The markets in which the Company competes are different but parallel in that all of the Company's operations are affected by changes and growth in technological, specifically optics related, industries.

         The Company's specialty lighting businesses compete on the basis of product quality performance, competitive pricing, applications engineering, superior customer service, reputation and price. The Company competes in many markets in which technology develops and improves rapidly, stimulating the Company to enhance the capability of its products and technologies. Competitors consist of both large and small companies located in the United States, Japan and Europe. They include EG&G, Inc., Osram GmbH, Philips Electronics N.V., Ushio and Koto. In many market segments, the competition has established the benchmark for product acceptance at a very high level, which requires the Company to improve continuously all phases of its processes for customer satisfaction. The Company believes that by exploiting market areas in which the Company has technological, manufacturing and marketing strengths, the Company can compete effectively. At the same time, by focusing its product development and acquisition activities in these areas, the Company believes that it can defend its strengths and maintain its leadership in selected markets.

         ORC Electronic Products competes in the worldwide photo exposure system market and is considered one of the market leaders for producing "next generation" equipment for its customers. Because of the growth potential of the market, an increasing number of competitors are entering the markets served by ORC Electronic Products. Although U.S. and international patents are obtained wherever appropriate, products can be and are being replicated by competitors, sometimes at a lower cost to the customer. ORC Electronics Products' competitive advantages include advanced, effective research and development and quality products.

         ORC Electroformed Products' core markets include metal optics and erosion shields for helicopter rotor blades and propellers. The business also continues to find new uses for its electroformed technology. Because it produces specialty products for specific customers, repeat business is common and electroforming competitors are few in the markets served.

EMPLOYEES

         The Company employs approximately 1,210 employees. None of the Company's employees are covered by any collective bargaining agreements. The Company considers its relations with its employees to be satisfactory.

ENVIRONMENTAL MATTERS

         Compliance with environmental laws and regulations has not had a material effect on BEC's earnings to date and is not expected to have a material effect in the future, nor has BEC been required to undertake significant capital expenditures to meet environmental regulations. It is management's view at this time that compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment will not have a material adverse effect upon the capital expenditures, earnings, or competitive position of the Company.

         The Company was named as a "Potentially Responsible Party" with regard to pollution contained in the aquifer below the Company's Azusa facility. After further technical and legal review, the Environmental Protection Agency informed the Company that it will take no action against the Company with respect to the site and will not require the Company to participate with the parties preparing a remediation plan for the site. Based on current information, the Company anticipates that it also will be given the opportunity to participate in a lump sum cash settlement and consent decree to be negotiated with a nominal contributors, providing the Company protection against any potential third party claims for contribution with respect to the site. The cost of any such cash settlement is not anticipated to have a material effect on the Company, its operations or its financial results. In addition, if the Company were required to bear any portion of the remediation costs, the Company believes it would have a claim against the prior owner of the property for contribution or cost recovery. There can be no assurance, however, that such a claim would be successful.

         For additional data describing the Registrant's operations, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations."


ITEM 2.           PROPERTIES

As of March 31, 1998, the locations of the Company's principal facilities are as follows:

                                                                              APPROXIMATE SQUARE
        LOCATION            PRINCIPAL USE/USER                                   FEET OF SPACE
---------------------------------------------------------------------------------------------------
OWNED:

Azusa, CA                   Office and manufacturing facilities/ORC                 188,750
Sunnyvale, CA               Office and manufacturing facilities/ILC                  97,000
Santa Clara, CA             Office and manufacturing facilities/ORC                  20,000
Cambridge, England          Office and manufacturing facilities/Q-Arc                36,000

LEASED:
Rye, NY                     Principal executive office of the Company                 3,000
Santa Clara, CA             Office and manufacturing facilities/ILC                   7,700




         The Company's facilities are substantially fully utilized; however, Q-Arc presently occupies approximately two-thirds of the facility in Cambridge, England, leaving approximately 11,000 square feet available for future expansion. The Company believes that its facilities are reasonably suitable for the purpose to which they are put and that, subject to possible changes to accommodate centralization and consolidation of its business activities, they are adequate for the Company's immediate foreseeable needs.

ITEM 3.                    LEGAL PROCEEDINGS

         The Company believes that there are no material pending legal proceedings to which it is a party or to which any of its property is subject.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

         At a Special Meeting of the Stockholders held on March 11, 1998, the Company's Stockholder's approved the following proposals, by the votes indicated:

         PROPOSAL                                                               VOTE:
                                                              YES                NO              ABSTAIN
1.       To ratify and confirm the ILC Merger and
         related issuance of shares of common stock       11,492,429             56,757          286,757

2.       To effect a one-for-two reverse split of
         the Company's common stock                       11,607,789            130,687          309,625

3.       To elect Messrs. Augur, Baumgartner, Capra
         and Clairmont Directors of the Company
         (votes given are in respective order)            11,715,520              -0-            332,501
                                                          11,556,371              -0-            481,730
                                                          11,729,416              -0-            318,685
                                                          11,730,480              -0-            317,613

4.       To effect the change of the Company's name
         to "Lumen Technologies, Inc."                    11,696,885             63,663          287,553

5.       To ratify and approve an amendment of the
         Company's 1996 Incentive Stock Plan              10,762,830            563,332          509,781

         Martin E. Franklin, Ian G.H. Ashken, David L. Moore, William T.
Sullivan and Nora A. Bailey continued to serve as directors of the Company after the ILC merger.

                                    PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Company's common stock commenced trading publicly on May 3, 1996, the date of the BEC Spinoff and Essilor Merger. The Company's common stock is listed on The New York Stock Exchange. Until March 12, 1998, the Company's common stock was listed under the symbol "EYE." Since March 12, 1998, the Company's common stock has been listed under the symbol "LNM".

         The following table sets forth the high and low sale prices of the Company's common stock as reported on the composite tape of the exchange for each of the quarters indicated.

         FISCAL YEAR                                                    HIGH                      LOW
         -----------                                                    ----                      ---
         1997
              Fourth Quarter.......................................    $5.13                     $4.25
              Third Quarter........................................    $4.63                     $4.25
              Second Quarter.......................................    $5.38                     $4.25
              First Quarter........................................    $6.13                     $4.94

         1996
              Fourth Quarter.......................................    $ 5.25                    $ 4.00
              Third Quarter........................................    $ 5.75                    $ 3.63
              Second Quarter.......................................    $ 7.75(1)                 $ 4.00(1)
              First Quarter........................................      N/A(1)                    N/A(1)


(1) The Company's common stock commenced trading publicly on May 3, 1996. Common stock of the Company's predecessor, Benson, also previously traded publicly prior to that date under the symbol "EYE." High and low sale prices of Benson common stock during the first quarter of 1996 were, respectively, $9.38 and $7.88; high and low sale prices of Benson common stock for the period April 1, 1996 through May 3, 1996 were, respectively, $9.25 and $9.00. In connection with the Essilor Merger and BEC Spinoff, each Benson stockholder received one share of the Company's common stock for each two shares of Benson common stock then held.

         As of April 8, 1998, there were approximately 1,000 stockholders of record of the Company's common stock (representing approximately 7,000 beneficial owners of the Company's common stock). No dividends have ever been declared on the Company's common stock, other than in connection with the distribution of shares of Bolle common stock in connection with the Bolle Spinoff and common stock of the Company in connection with the BEC Spinoff. However, for accounting purposes, cash proceeds received by the holders of Benson common stock in connection with the Essilor Merger were reflected as dividends. The Company has no intention of paying dividends in the foreseeable future. Additionally, the terms of the Company's senior debt agreement prohibit payment of any cash dividends. It is the present policy of the Company's Board of Directors that any retained earnings accumulated will be used to finance future acquisitions and expansion of the Company's operations.

         Pursuant to the terms of the Amended and Restated Share Purchase Agreement, dated July 9, 1997, by and among Bolle, on the one hand and Mr. Robert Bolle, Mr. Maurice Bolle, Mr. Franck Bolle, Ms. Patricia Bolle Pasaquay, Ms. Brigitte Bolle and Ms. Christelle Roche (collectively, the "Sellers") on the other hand, among other things, the Company issued (i) warrants to the Sellers to purchase an aggregate of up to 2,130,000 shares of Common Stock at an exercise price of $3.10 per share, subject to adjustment, and (ii) 10,000 shares of Series A Preferred Stock of the Company having a value of approximately $9.3 million. The issuance of such securities was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof and the rules promulgated thereunder, and the securities issued in connection therewith were deemed to be restricted securities. No underwriter was engaged in connection with such sales of securities.

ITEM 6.           SELECTED FINANCIAL DATA

                            SELECTED HISTORICAL FINANCIAL DATA
                           (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

         The following selected historical combined financial data have been derived from audited historical financial statements and should be read in conjunction with the unaudited interim historical financial statements of the Company. All per share and per share information has been restated to give effect to the May 3, 1996 and March 11, 1998 reverse stock splits.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
                                                                             Actual      Actual      Actual      Actual      Actual
                                                                             ------      ------      ------      ------      ------
                                                                              1997       1996(2)      1995     1994(1)(2)    1993(3)
                                                                              ----       -------      ----     ----------    -------
Statement of Operations Data:
   Net Sales ...........................................................   $ 48,128    $ 42,574    $ 41,244    $ 39,047    $ 43,762
   Cost of sales .......................................................     30,603      25,676      23,725      14,405      14,417
                                                                           --------    --------    --------    --------    --------
   Gross profit ........................................................     17,525      16,898      17,519      24,642      29,345
   Selling, general and administrative expenses ........................     10,905      10,020      13,820      25,159      31,936
   Special charges and spinoff expenses ................................      9,571        ----       5,237        ----        ----
   Interest expense ....................................................      3,458       2,942       4,087       3,142         492
   Other expense (income) ..............................................     (1,102)     (1,378)     (3,337)     (1,169)       (121)
                                                                           --------    --------    --------    --------    --------
   Income (loss) from continuing operations before income taxes.........     (5,307)      5,314      (2,288)     (2,490)     (2,962)
   Provision for (benefit from) income taxes ...........................     (1,656)      1,870      (1,339)     (1,006)       (291)
                                                                           --------    --------    --------    --------    --------
   Income (loss) from continuing operations ............................     (3,651)      3,444        (949)     (1,484)     (2,671)

   Income (loss) from discontinued operations ..........................     (1,282)     79,312      (5,811)     11,650       1,519
                                                                           --------    --------    --------    --------    --------
   Net income (loss) ...................................................   $ (4,933)   $ 82,756    $ (6,760)   $ 10,166    $ (1,152)
                                                                           ========    ========    ========    ========    ========
   Basic EPS Earnings (loss) per share:
     From continuing operations ........................................   $  (0.44)   $   0.40    $  (0.12)   $  (0.26)   $  (0.58)
                                                                           --------    --------    --------    --------    --------
     From discontinued operations ......................................      (0.15)       9.29       (0.77)       2.01        0.33
                                                                           $  (0.59)   $   9.69    $  (0.89)   $   1.75    $  (0.25)
                                                                           ========    ========    ========    ========    ========
       Weighted average shares outstanding .............................      8,803       8,537       7,620       5,810       4,640






   Diluted EPS
      From continuing operations .......................................     $(0.44)      $0.40      $(0.12)     $(0.26)     $(0.58)
      From discontinued operations .....................................      (0.15)       9.22       (0.77)       2.01        0.33
                                                                           --------    --------    --------    --------    --------
                                                                             $(0.59)     $ 9.62      $(0.89)     $ 1.75      $(0.25)
                                                                           ========    ========    ========    ========    ========

   Weighted average shares outstanding .................................      8,803       8,600       7,620       5,810       4,640

BALANCE SHEET DATA:
   Working capital .....................................................     34,337       2,385     151,270     110,712      25,650
   Total Assets ........................................................    119,689      75,071     269,739     214,630      57,717
   Long term debt ......................................................     31,349       3,597      18,606      56,187         584

   Convertible subordinated debt .......................................     23,742      21,922      40,950      40,950         ---
   Other long term liabilities .........................................      8,307      10,754       5,517       5,868       2,705
   Mandatorily Redeemable Preferred Stock ..............................      9,294         ---         ---         ---         ---
   Stockholders' equity ................................................   $  3,163     $ 7,604    $131,134    $111,093     $41,054
-----------------------------------------------------------------------------------------------------------------------------------


(1) Includes the results of operations of ORC from the date of purchase October 12, 1994. Remaining results of operations represent divested businesses. See the accompanying audited consolidated financial statements of the Company.

(2) No dividends were declared or paid in the periods presented except for the dividend paid in 1996 by Benson as a result of the Essilor Merger in 1996 and $50 paid in 1994 by Bolle America before it was acquired by Benson in a pooling of interests transaction.

(3)      All results of operations shown represent divested business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company was incorporated on December 28, 1995, as a wholly owned subsidiary of Benson Eyecare Corporation, a Delaware corporation ("Benson"), in connection with the Essilor Merger (as defined below), pursuant to which Benson stockholders received all of the outstanding shares of common stock of the Company in a pro rata distribution (the "BEC Spinoff"). The BEC Spinoff and Essilor Merger occurred on May 3, 1996. As a result thereof, Essilor purchased Benson and the Omega Group, Benson's wholesale optical laboratory business. On May 3, 1996, Benson also consummated the sale to the Monsanto Company of the assets of its Orcolite ophthalmic lens manufacturing operation (the "Asset Sale"). Prior to the BEC Spinoff, Benson contributed to the Company all of the assets of its then non-prescription eyewear and optics related businesses and the Company assumed all of the liabilities of Benson's non-prescription eyewear and optics related businesses.

         In December 1996, the Company sold to Foster Grant Holdings, Inc. ("Holdings") all of the issued and outstanding shares of capital stock of the entities comprising Foster Grant Group ("FGG"). Holdings, a recently formed Delaware corporation, is a wholly owned subsidiary of Accessories Associates, Inc. ("AAi"), a Rhode Island corporation.

         On March 11, 1998, the Company consummated its spin off of Bolle to the Company's stockholders. The Company's stockholders of record on that date received one share of Bolle common stock for every three shares of the Company's common stock held at the time of the Bolle Spinoff. Bolle is listed on NASDAQ (under the symbol "BEYE"). In connection with the Bolle Spinoff, the Company assigned to Bolle, and Bolle assumed, all of the Company's business, assets and liabilities, other than those relating to the Company's specialty lighting business, ORC Electronic Products and ORC Electroformed Products operations and certain additional assets and liabilities retained by the Company.

         The above transactions are presented as discontinued operations in the consolidated financial statements for the periods presented.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Net sales of $48.1 million for the year ended December 31, 1997 increased 13% from $42.6 million for the year ended December 31, 1996. This increase was due to strong internal growth and corresponding growth in the Company's niche markets.

         Gross margin decreased from 40% for the year ended December 31, 1996 to 36% for the year ended December 31, 1997 due to the sales mix being more heavily weighted to the relatively lower gross margin product lines at ORC Electronic Products and market pressure on average selling prices in the specialty lighting products business.

         For the year ended December 31, 1997, selling, general and administrative expenses of $10.9 million or 23% of sales represented a $.09 million increase compared to prior year; however, as a percentage of sales, such expenses decreased from 23.5% to 22.6%.

         Special charges and spinoff expenses of $9.6 million in 1997 consisted of the Bolle Spinoff expenses and impaired value provisions against long term assets, primarily :

         (a) $6.2 million charge to reflect the impairment of the Company's long term investment in Eyecare Products ("Eyecare"). This investment has historically been accounted for under the equity method reflecting the Company's percentage shareholding and the long term nature of this investment. In connection with the Spinoff and the transfer of the Eyecare shares to Bolle, the

                  Company has reassessed Eyecare's operating performance and market performance and accordingly has written down its investment in Eyecare to market value at December 31, 1997.

         (b) A $2.2 million charge to reflect the impairment of the Sterling Vision, Inc. Converted Subordinated Note due 2015, due to Sterling's recent operating performance and negative operating cash flows.

         Interest expense of $3.5 million for the year ended December 31, 1997 increased from $2.9 million in the prior year due primarily to higher average debt during 1997.

         The Company recorded a net tax benefit of $3.7 million or 42.7% of income before taxes for 1997. Continuing operations recorded a net tax benefit of $1.7 million, and discontinued operations recorded a net tax benefit of $2.0 million. Prior year provision to return reconciliation and acquisitions made in 1997 had a significant impact on the tax rate. In 1996, the effective tax rate was 2.7% of income before taxes primarily due to the effects of divestitures made in 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Net sales for the year ended December 31, 1996 were $42.6 million compared to $41.2 million for the year ended December 31, 1995. Sales of $2.6 million from Superior Eye Care, Inc., which was sold on June 28, 1995, were included in 1995. The growth primarily resulted from growth at ORC, particularly ORC Electronic Products, which reflected the continued growth of ORC's served markets.

         Adjusted for the fee income from Superior Eye Care, Inc., the gross profit margin remained relatively flat, increasing from 39% in 1995 to 40% in 1996.

         Selling, general and administrative expenses decreased from $13.8 million or 33% of net sales in 1995 to $10.0 million or 24% of sales, reflecting both a total dollar and percentage of sales decrease despite increased sales. The Company's costs have decreased with the smaller size of the Company as compared to Benson and the divestiture of Superior Eyecare, Inc. in June 1995. ORC continued to combine sales growth with cost efficiencies while maintaining strong operating margins.

         Interest expense in 1996 was $2.9 million, down from $4.1 million in 1995, reflecting both lower credit facility balances and lower average interest rates.

         Other income consists primarily of equity income from the Company's investment in Eyecare Products plc and interest income from notes receivable. Equity income decreased from $0.5 million in 1995 to $0.3 million in 1996. In 1995 other income was also higher due to nonrecurring income earned from the sale of assets.

         The Company recorded a tax provision of $2.3 million or 2.7% of net income before taxes for 1996. Continuing operations recorded a tax provision of $1.9 million, and discontinued operations recorded a tax provision of $.4 million. Divestitures made during 1996 had a significant impact in substantially reducing the rate for 1996. In 1995, the effective tax rate was (2.9%) due to a valuation allowance established. The valuation allowance was released in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         On March 12, 1998 in conjunction with the ILC Merger and the Spinoff, the Company and its subsidiaries (not including Bolle) entered into a Second Amended and Restated Credit Agreement (the "New Credit Agreement"). The New Credit Agreement provides for a $40 million revolving credit facility, which includes a letter of credit subfacility of $5 million and a $30 million term facility. The interest rate applicable to the facilities will equal the Base Rate or the Eurodollar Rate (each as defined in the New Credit Agreement), as the Company may from time to time elect. The Base Rate will generally be equal to the sum of (a) the greater of (i) the prime rate as announced from time to time by NationsBank or (ii) the Federal Funds Rate plus one-half percent (0.5%), and (b) a margin ranging from 0% to 0.25%, depending on the Company's satisfaction of certain financial criteria. The Eurodollar Rate will generally be equal to the interbank offered rate, as adjusted, to give effect to reserve requirements, plus a margin ranging from 0.875% to 1.75%, depending upon the Company's satisfaction of certain financial criteria. A commitment and related fees of $420 were paid upon the closing of the New Credit Agreement.

YEAR ENDED DECEMBER 31, 1997

         Net cash provided by operating activities of continuing operations during the year ended December 31, 1997 of $5.1 million represents the net loss offset by the non-cash special charges and spinoff expenses and the positive effect of decreased accounts receivable and increased accounts payable. These sources of cash offset by an increase in other assets. Depreciation and amortization for the year ended December 31, 1997 was $1.5 million compared to $1.1 million for the same period last year. Cash paid for acquisitions in 1997 represents the purchases of the assets of Byers Equipment and QSP Coating Technologies by ORC, the purchase of a controlling interest in Wolfram Electric, Inc. and the purchase of a minority interest in Voltarc Technologies, Inc. Capital expenditures of $1.4 million were higher than prior year's of $0.6 million. These operating and investing activities were primarily financed through credit facility borrowings.

         The Company continues to expect cash flow from operations combined with available borrowing capacity under the Company's revolving credit facility to be sufficient to fund the Company's operating needs at least through 1998.

YEAR ENDED DECEMBER 31, 1996

         Net cash provided by continuing operations in 1996 was $1.8 million with net income plus non-cash expenses being offset by increases in inventories and other assets. Movements in accounts receivable and accounts payable were not significant to overall cash flows.

         During 1996, the disposition of the prescription eyewear business and FGG provided total cash proceeds from operating, investing and financing activities of approximately $285 million. Most of the cash received for the sale of the prescription eyewear business was used to pay a dividend of $230 million to stockholders in conjunction with the Merger and Spinoff. The remaining cash proceeds were used to pay down short and long-term debt leaving the Company with lower debt levels at the end of 1996.

         Future acquisitions may be financed by debt or equity offerings. In the short term, liquidity needs were met from cash flow from operations, working capital management and the Company's Credit Agreement. On a long-term basis, the Company's management has had a successful track record of being able to access the public equity and debt markets for capital and liquidity.

YEAR ENDED DECEMBER 31, 1995

         In 1995, Benson's loss from continuing operations of $0.9 million included substantially all non-cash special charges and depreciation and amortization expense of $6.4 million. Changes in assets and liabilities resulted in uses of cash except for the $2.4 million increase in accounts payable resulting in cash used by continuing operating activities of $12.5 million

         In 1995, the prescription eyewear business completed acquisitions which, in addition to capital expenditures, resulted in the use of cash by discontinued operations investing activities.

         Capital expenditures in 1995 included $0.8 million for the installation and implementation of a new management information system at ORC in addition to normal course of business expenditures.

         In June 1995, Benson completed a primary public stock offering of approximately 2.35 million shares of common stock at an offering price of $10.125 per shares. Net proceeds to the Company aggregating approximately $22.1 million were used to pay down debt, to fund acquisitions and for general corporate purposes, including working capital needs.

         On March 6, 1995, all borrowings under the Second Amended and Restated Loan and Security Agreement were refinanced under a Third Amended and Restated Loan and Security Agreement (the "Amended Agreement"), with the Company becoming the Borrower. Borrowings under the Amended Agreement bear interest at variable rates based upon the Eurodollar Rate, with an initial base rate equivalent to LIBOR plus 112 basis points. The facility is secured by inventory, trade receivables and intangible assets until various requirements are met, after which time the collateral will be released.

COMPUTER SYSTEMS AND YEAR 2000

         The Company has conducted an internal review of its computer systems to identify systems that could be affected by the "Year 2000: issue. The Year 2000 issue is the result off computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a major system failure or miscalculations for systems utilizing such software. Based upon its internal review, the Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems. Most of the Company's material programs are already Year 2000 compatible, while potentially incompatible systems are currently being upgraded. All of the Company's material programs are anticipated to be Year 2000 compatible prior to end of 1998. The Company also intends to use reasonable efforts to assess whether any Year 2000 noncompliance of the computer systems of entities with which the Company's computer systems interact, including suppliers, customers and financial service organizations, could have an adverse impact on the Company.

FORWARD-LOOKING STATEMENTS

         The Company is including the following cautionary statement in this Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risk and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following are among the factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

1. Changes in economic conditions, in particular those which affect the Company's principal markets.

2.       Changes in senior management of or control of the Company

3.       Inability to obtain new customers or retain existing ones

4. Significant changes in competitive factors, including product pricing conditions, affecting the Company.

5. Governmental/regulatory actions and initiatives, including those affecting financings.

6. Significant changes from expectations in actual capital expenditures and operating expenses.

7. Occurrences affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other invesments.

8.         Significant changes in rates of interst, inflation or taxes.

9. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievance were to occur.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Approximately $18 million off the Company's 1997 revenues and $70 million of its assets at December 31, 1997 were denominated in French Francs, not including the French Franc denominated debt detailed below. The Company may from time to time enter into forward or option contracts to hedge the related foreign exchange risks. The Company does not enter into market risk sensitive transactions for trading or speculative purposes.

         On March 11, 1998, in conjunction with the Spinoff, the French Franc denominated debt included in the table below was paid down. The table below provides information about the Company's financial instruments, as of December 31, 1997, that were sensitive to changes in interest and foreign exchange currency rates. The 1997 amounts approximate fair value. The table presents principal cash flows by contractual maturity dates. The information is presented in US dollar equivalents using the USD/FF exchange rate at December 31, 1997 of 5.9912. USD is the Company's reporting currency. The instruments' actual cash flows are denominated in both US Dollars (USD) and French Francs
(FF), as indicated.


USD Equivalent
(in thousands)                                               Expected year of Maturity

                                                                                        There-             Fair
                                                                                        ------             ----
                                  1998     1999       2000     2001          2002        after     Total   Value
                                  ----     ----       ----     ----          ----        -----     -----   -----
Variable rate short term debt
Denominated in FF                4,282
Denominated in USD              19,000

Variable rate long term debt
Denominated in FF                1,000    2,500      3,500    5,000         2,987                 14,987
Denominated in USD               1,159    2,675      4,191    5,210         2,730        2,556    18,521


         The weighted average interest rate on variable rate short term and long term debt for the year ended December 31, 1997 was 6.4%.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lumen Technologies, Inc. (formerly BEC Group, Inc.)

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Lumen Technologies, Inc. (formerly BEC Group, Inc.) and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1, on March 11, 1998, the Company distributed the stock of its subsidiary, Bolle Inc., to the Company's stockholders and on March 12, 1998 merged with ILC Technology, Inc.

PRICE WATERHOUSE LLP
Dallas, Texas
April 9 , 1998

                                       LUMEN TECHNOLOGIES, INC. F/K/A BEC GROUP, INC.
                                                 CONSOLIDATED BALANCE SHEETS
                                                    (AMOUNTS IN THOUSANDS)
                                                                                                     December 31,
                                                                                              --------------------------
                                                                                                1997             1996
                                                                                              --------         ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                                       $762             $2,164
   Trade receivables, less allowance for doubtful accounts of $586 and $503                      10,214              7,280
   Inventories                                                                                    9,534              9,317
   Investment in and net receivables from discontinued operations (Note 3)                       51,567             11,167
   Other current assets                                                                           6,094              3,651
                                                                                              ---------           --------
      Total current assets                                                                       78,171             33,579
Property and equipment, net                                                                      13,763             13,114
Goodwill, net                                                                                    12,138             11,372
Intangible assets, net                                                                            1,225              1,296
Equity in and notes receivable from affiliated companies                                          8,773             11,435
Other assets                                                                                      5,619              4,275
                                                                                              ---------           --------
      Total assets                                                                             $119,689            $75,071
                                                                                              =========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current maturities of long term debt                                     $25,458            $17,645
   Accounts payable                                                                               4,891              2,858
   Accrued compensation                                                                           1,390              2,134
   Other accrued expenses                                                                        12,095              8,557
                                                                                              ---------           --------
      Total current liabilities                                                                  43,834             31,194
Long-term debt                                                                                   31,349              3,597
Convertible subordinated notes                                                                   23,742             21,922
Other long-term liabilities                                                                       8,307             10,754
                                                                                              ---------           --------
      Total liabilities                                                                         107,232             67,467
                                                                                              ---------           --------

Commitments and contingencies
Mandatorily redeemable preferred stock--par value $1; 500 shares authorized;
    10 issued and outstanding                                                                     9,294
                                                                                              ---------
Stockholders' equity:
   Common stock--par value $.01; 50,000 shares authorized; 8,815 issued; 8,813
    and 8,857 outsanding                                                                             88                 88
   Additional paid-in capital                                                                    28,743             28,791
   Treasury stock - 2 and 58 shares at cost                                                         (17)              (557)
   Accumulated deficit                                                                          (25,651)           (20,718)
                                                                                              ---------           --------
      Total stockholders' equity                                                                  3,163              7,604
                                                                                              ---------           --------
      Total liabilities and stockholders' equity                                               $119,689            $75,071
                                                                                              =========           ========

         See accompanying notes to consolidated financial statements.

                                       LUMEN TECHNOLOGIES, INC. F/K/A BEC GROUP, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           For the year ended December 31,
                                                                                     ---------------------------------------------
                                                                                         1997            1996              1995
                                                                                       --------        --------           -------
Continuing operations:
Net sales                                                                              $48,128         $42,574           $41,244
Costs and expenses:
   Costs of sales                                                                       30,603          25,676            23,725
   Selling, general and administrative expense                                          10,905          10,020            13,820
   Special charges and spinoff expenses                                                  9,571                             5,237
   Interest expense                                                                      3,458           2,942             4,087
   Other income, net                                                                    (1,102)         (1,378)           (3,337)
                                                                                     ---------        --------           -------
      Total costs and expenses                                                          53,435          37,260            43,532
Income (loss) from continuing operations before income taxes                            (5,307)          5,314            (2,288)
Provision (benefit) for incomes taxes from continuing operations                        (1,656)          1,870            (1,339)
                                                                                     ---------        --------           -------
Income (loss) from continuing operations                                               $(3,651)         $3,444             $(949)
                                                                                     ---------        --------           -------
Discontinued operations (Note 3):
Income (loss) from operations of the Prescription Eyewear Business, Foster             $(1,282)         $4,302           $(5,811)
Grant Group and Bolle (less applicable taxes of $(2,020), $384 and $1,139 in
1997, 1996 and 1995, respectively)

Net gain on the sales of the Prescription Eyewear Business, and Foster Grant
Group net of phase out losses of $2,902
                                                                                                        75,010
                                                                                     ---------        --------           -------
Income (loss) from discontinued operations                                             $(1,282)        $79,312           $(5,811)
                                                                                     ---------        --------           -------
Net income (loss)`                                                                     $(4,933)        $82,756           $(6,760)
Basic earnings (loss) per share:
   From continuing operations                                                           $(0.44)          $0.40            $(0.12)
   From discontinued operations                                                          (0.15)           9.29             (0.77)
                                                                                     ---------        --------           -------
                                                                                        $(0.59)          $9.69            $(0.89)
                                                                                     ---------        --------           -------
Basic EPS weighted average shares outstanding                                            8,803           8,537             7,620

Diluted earnings (loss) per share:
    From continuing operations                                                          $(0.44)          $0.40            $(0.12)
    From discontinued operations                                                         (0.15)           9.22             (0.77)
                                                                                     ---------        --------           -------
                                                                                        $(0.59)          $9.62            $(0.89)
                                                                                     ---------        --------           -------
Diluted EPS weighted average shares outstanding                                          8,803           8,600             7,620


         See accompanying notes to consolidated financial statements.





                LUMEN TECHNOLOGIES, INC. F/K/A BEC GROUP, INC.
                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (AMOUNTS IN THOUSANDS)





                                                                  For the year ended December 31
                                                       --------------------------------------------------------
                                                            1997                1996                  1995
                                                       --------------      --------------       ---------------
Net income (loss)                                        $ (4,933)            $ 82,756             $ (6,760)
Foreign currency translation adjustments                     (462)                                       26
Reclassification adjustment - (before taxes)                                        77
                                                        ---------            ---------            ---------
Comprehensive income (loss) before tax                     (5,395)              82,833               (6,734)
Other comprehensive income tax effect                         197                   (2)                  (9)
                                                        ---------            ---------            ---------
Comprehensive income (loss)                              $ (5,198)            $ 82,831             $ (6,743)
                                                        =========            =========            =========

















          See accompanying notes to consolidated financial statements

                                       LUMEN TECHNOLOGIES, INC. F/K/A BEC GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                   (AMOUNTS IN THOUSANDS)


                                                                                           ADDITIONAL       RETAINED
                                            ISSUED COMMON       TREASURY       COMMON       PAID-IN         EARNINGS       TREASURY
                                                 SHARES          SHARES        STOCK        CAPITAL         (DEFICIT)        STOCK
                                            -------------       --------       ------      ----------       ---------      --------
1995:
Balance - December 31, 1994                       7,268            49           $72        $105,001          $7,385       $(1,365)
   Shares issued for acquisitions                    79                           1           2,845
   Shares issued through public offering,
     net of expenses                                589                           6          22,030
   Exercise of stock options                         79                           1           1,412
   Other issuances of common stock                   10                                         506
   Net loss                                                                                                 (6,760)
                                            -----------   -----------  ------------  --------------  --------------  -------------
Balance - December 31, 1995                       8,025            49            80         131,794             625        (1,365)

1996:
   Exercise of stock options                        126                           1           2,326
   Other issuances of common stock                   66                                       1,567
   Cancel treasury stock                           (49)           (49)                       (1,365)                        1,365
   Repurchases of treasury stock                                   58                                                        (557)
   Dividend to stockholders                                                                (125,972)       (104,099)
   Conversion of 8% Convertible Notes
    due 2001                                        647                           7          20,441
    Net income                                                                                               82,756
                                            -----------   -----------  ------------  --------------  --------------  -------------
Balance - December 31, 1996                       8,815            58            88          28,791         (20,718)         (557)

1997:
   Exercise of stock options                                      (84)                          (48)                          789
   Repurchase of treasury stock                                    28                                                        (249)
   Net loss                                                                                                 (4,933)
                                            -----------   -----------  ------------  --------------  --------------  -------------
Balance - December 31, 1997                       8,815             2           $88         $28,743       $(25,651)          $(17)
                                            ===========   ===========  ============  ==============  ==============  =============






         See accompanying notes to consolidated financial statements.

                     LUMEN TECHNOLOGIES, INC. F/K/A BEC GROUP, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (AMOUNTS IN THOUSANDS)

                                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------------------
                                                                                 1997              1996              1995
                                                                              ----------        ----------        ----------
Cash flows from operating activities:
Income (loss) from continuing operations                                      $  (3,651)       $   3,444        $    (949)
Adjustments to reconcile income (loss) to net cash provided
(used) by operating activities:
Special charges and spinoff expenses, net of payments                             9,571                             4,120
Depreciation and amortization                                                     1,477            1,105            1,234
Bad debt expense                                                                    163               26              280
Loss (gain) on sale of property and equipment                                                        414             (316)
Other                                                                                                                  15
Changes in current assets and liabilities (net of effect of companies acquired):
Trade receivables                                                                (3,017)             (89)          (2,201)
Inventories                                                                        (217)          (1,371)             256
Other assets                                                                        723           (2,054)          (3,529)
Accounts payable                                                                  2,033              356            2,383
Accrued expenses and other                                                       (1,972)               3           (4,663)
Cash provided (used) by discontinued operations                                     144            6,853           (9,122)
                                                                              ---------        ---------        ---------
Net cash provided (used) by operating activities                              $   5,254        $   8,687        $ (12,492)
                                                                              ---------        ---------        ---------
Cash flows from investing activities:
Cash expended in acquisitions, net of cash received                              (5,164)                           (3,865)
Capital expenditures                                                             (1,372)            (618)          (1,619)
Notes receivable from affiliates                                                   (815)
Proceeds from sale of fixed assets                                                                   155            3,648
Cash provided (used) by discontinued operations                                 (33,848)         276,112          (36,887)
                                                                              ---------        ---------        ---------
Net cash provided (used) by investing activities                              $ (41,199)       $ 275,649        $ (38,723)
                                                                              ---------        ---------        ---------
Cash flows from financing activities:
Net proceeds from (payments for) issuance of long-term debt                      27,350          (15,364)           3,010
Proceeds (payments) from revolving credit lines and short term debt               7,813          (45,000)          (8,938)
Proceeds from issuance of common stock                                              492            1,944           23,569
Cash dividend to stockholders                                                                   (230,071)
Cash provided (used) by discontinued operations                                  (1,112)           2,264           26,198
                                                                              ---------        ---------        ---------
Net cash provided (used) by financing activities                              $  34,543        $(286,227)       $  43,839
                                                                              ---------        ---------        ---------
Net decrease in cash                                                          $  (1,402)       $  (1,891)       $  (7,376)
Cash and cash equivalents at beginning of year                                    2,164            4,055           11,431
                                                                              ---------        ---------        ---------
Cash and cash equivalents at end of year                                      $     762        $   2,164        $   4,055
                                                                              =========        =========        =========

                                  (Continued)

                                       LUMEN TECHNOLOGIES, INC. F/K/A BEC GROUP, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (AMOUNTS IN THOUSANDS)
                                                         (CONTINUED)

                                                                                          For the year ended December 31
                                                                                   --------------------------------------------
                                                                                     1997              1996              1995
                                                                                   --------          --------         ---------
Supplemental disclosures of cash flow information:
   Interest paid                                                                    $2,167            $6,710            $9,100
   Income taxes paid                                                                  $484            $2,581              $910



         Noncash transactions:
1997

         o Recorded $1,835 of interest on convertible subordinated notes which is accrued until conversion, redemption or maturity.

         o The acquisition of Bolle France included in discontinued operations was consummated during the year. The acquisition was funded with cash, equity and debt. The fair values of the assets and liabilities at the date of acquisition were as follows:

Cash                                                    $1,294
Accounts receivable                                      9,441
Inventories                                              6,167
Other current assets                                       388
Property and equipment                                   3,949
Goodwill                                                22,642
Trademark                                               40,000
Other assets                                               181
Short-term debt                                          (175)
Accounts payable and accrued liabilities               (9,756)
Other long-term liabilities                           (15,896)


1996

         o $20,448 of Benson convertible notes were converted into equity during 1996 in conjunction with the Essilor Merger.

         o        $500 of notes receivable from Superior Vision Services, Inc.
                  ("SVS") was forgiven during 1996.

         o Recorded $1 million of non-interest bearing convertible preferred stock as partial consideration on the sale of FGG.

                                  (Continued)

                LUMEN TECHNOLOGIES, INC. F/K/A BEC GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (CONTINUED)
1995

         o Recorded a $1.9 million non-interest bearing convertible note receivable in exchange for notes and trade receivables.

         o Certain business combinations and divestitures were consummated during the year. The acquisitions were funded through a combination of cash, equity and debt. The fair values of the assets and liabilities at the dates of acquisition were allocated as follows: Accounts receivable $2,888, Property and equipment $622, Goodwill $13,841, Intangible assets $1,350, Other assets $358, Accounts payable and accrued liabilities $(1,840), and Other long-term assets and liabilities $2,416.





























         See accompanying notes to consolidated financial statements.

                LUMEN TECHNOLOGIES, INC. F/K/A BEC GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNLESS OTHERWISE NOTED)

NOTE 1 -- SPINOFF AND MERGER SUBSEQUENT TO YEAR END

         On March 11, 1998, the Company distributed its subsidiary, Bolle Inc. ("Bolle"), to its stockholders via a spinoff (the "Spinoff"). In the Spinoff, Company stockholders received one share of Bolle for every three shares of Company common stock. In conjunction with the Spinoff, the Company and Bolle entered into a Management Services Agreement and a Bill of Sale and Assignment Agreement (the "Contribution Agreement"). The Management Services Agreement provides management services to Bolle for an agreed fee. In accordance with the Contribution Agreement, (i) the Company assigned to Bolle all of the Company's assets other than the assets related to the ORC Technologies, Inc. ("ORC") Business (as defined in the Contribution Agreement ) and certain other specific assets retained by the Company; and (ii) Bolle will assume all of the Company's liabilities prior to the Spinoff other than those related to the ORC Business and certain specific liabilities.

         On March 12, 1998, the Company (through its wholly-owned subsidiary, BILC Acquisition Corp.) completed its merger with ILC Technology, Inc. (the "ILC Merger"). Under the terms of the agreement, ILC shareholders received
4.4084 shares of the company's Common Stock (or 2.2042 shares, after giving effect to a one-for-two reverse split of the Company's Common Stock) for each share of ILC Common Stock outstanding. In conjunction with the ILC Merger, the Company changed its name to Lumen Technologies, Inc. The effect of the one-for-two reverse split has been retroactively presented in these financial statements.

         The accompanying consolidated financial statements (i) reflect the continuing operations of ORC; (ii) reflect Bolle net assets as "Investment in and net receivables from discontinued operations" and Bolle's results of operations as discontinued for all periods presented; (iii) do not reflect the ILC Merger and (iv) do not reflect the disposition of certain assets and liabilities pursuant to the Contribution Agreement.

         On a proforma basis, had the above transactions occurred at December 31, 1997, the Company's total assets and stockholders' equity would have been approximately $130 million (unaudited) and $35 million (unaudited), respectively.

NOTE 2 -- BUSINESS

Business

         During the periods presented, Lumen Technologies, Inc. ("Lumen" or the "Company") had one core business, ORC which manufactures and markets specialty lighting, electronic and electroformed products to a diverse customer base. The evolution of the Company was accomplished through a series of acquisitions and divestitures which were consummated during the period from October 1992 through December 1997 (Notes 3 and 6). The name was changed from BEC Group, Inc. in conjunction with the Spinoff (Note 1) and the ILC Merger (Note 1) in March 1998.

NOTE 3 -- DISCONTINUED OPERATIONS

Bolle Inc.

         On March 11, 1998, the Company completed the Spinoff of Bolle to the Company's stockholders (Note 1). Accordingly, the accompanying financial statements reflect the results of operations of Bolle as discontinued operations for all periods presented but do not reflect the transfer of the other assets and liabilities to Bolle Inc. at the time of the Spinoff in conjunction with the Contribution Agreement. After the Spinoff, the "Investment in and net receivables from discontinued operations" caption will be reduced to zero and will be accompanied by a corresponding entry to reduce paid in capital.

Foster Grant Group and Dallas Corporate Headquarters

         On December 12, 1996, the Company sold to Foster Grant Holdings, Inc. ("Holdings") all of the issued and outstanding shares of capital stock of the entities comprising the Foster Grant Group ("FGG"). At closing, the Company received $29 million in cash and 100 shares of non-voting preferred stock with a maximum redemption value of $6 million (the "Preferred Stock"). By agreement with Accessories Associates, Inc. ("AAi"), the Company may, at its option, exchange the Preferred Stock for shares of AAi common stock if AAi completes an initial public offering ("IPO") at any time within three (3) years of closing. Upon any such exchange, the Company will receive the number of shares of AAi common stock equal to $6 million divided by 85% of the IPO offering price, as set forth in the AAi final IPO prospectus. Any such shares of AAi common stock will not be registered for resale under federal securities laws, but will bear "piggyback" registration rights. If the Preferred Stock is not converted, it will be redeemed by Foster Grant Holdings, Inc. ("Holdings") on or before February 28, 2000 for up to $6 million, based on FGG's net sales for the year ending December 31, 1999. The cash consideration was used to pay down the company's credit facility and pay transaction expenses. The results of operations for FGG and the Dallas Corporate Headquarters, which was closed in connection with the sale of FGG, are presented as discontinued operations of the Company. The assets of FGG, net of liabilities, are presented as investment in discontinued operations at December 31, 1995. A loss of $26.1 million including transaction expenses and phase-out losses, net of taxes was recorded on the sale. All rights, liabilities and obligations of the Company with respect to the Preferred Stock and/or agreement by and between the Company, AAi Holdings and/or FGG was assigned to, and assumed by, Bolle in connection with the Spinoff.

Prescription Eyewear Business

         On May 3, 1996, Benson Eyecare Corporation (the predecessor of the Company) ("Benson"), the Company, Essilor International, S.A. ("Essilor"), Essilor of America, Inc. ("Essilor of America"), a wholly owned subsidiary of Essilor and Essilor Acquisition Corporation, Inc. ("Essilor Sub"), a wholly owned subsidiary of Essilor of America, entered into an Agreement and Plan of Merger, as amended pursuant to which Essilor purchased Benson and the Omega Group, Benson's wholesale optical laboratory business (the "Essilor Merger"). Benson also entered into an Asset Purchase Agreement, pursuant to which Benson's lens manufacturing business, Orcolite, was purchased by the Monsanto Company (the "Asset Sale"). The Omega Group and Orcolite comprised the Prescription Eyewear Business of Benson. In connection with the Spinoff, Bolle will agree to indemnify the Company against any and all liabilities, damages, costs or other expenses arising in connection with the Essilor transaction, except to the extent arising as a result of the ORC Business.

         Pursuant to the Essilor Merger, each outstanding share of Benson common stock was exchanged for $6.60 in cash and one share of the Company's Common Stock was received for every two shares of Benson Common Stock. Upon consummation of the Essilor Merger, the equity interest in Benson of its stockholders ceased and Benson became a wholly owned subsidiary of Essilor of America. Also upon consummation of the Essilor Merger, the Company became a registrant whose common shares are traded on the NYSE.

         For accounting purposes, the company was considered the continuing entity. Accordingly, in substance, the Merger and Asset Sale were considered to be a sale of Omega and Orcolite by the Company to Essilor and Monsanto Company, respectively. Upon approval of the Essilor Merger, Benson's historical consolidated financial statements, adjusted for the sale of the Prescription Eyewear business, became the historical financial statements of the Company. The gain on the sale of these businesses of $100.7 million and the results of operations for these businesses are presented as discontinued operations of the Company. The cash merger consideration is treated as a dividend by the Company. The assets of the discontinued operations, net of liabilities, are presented as investment in discontinued operations at December 31, 1995. The accounting treatment of the Essilor Merger and Asset Sale differed from the legal and federal income tax treatment.

         During the third quarter of 1996, the final Closing Balance Sheet for the sale of Omega was agreed upon by the Company and Essilor. According to the terms of the Essilor Merger, a purchase price adjustment of $2.1 million was paid to Essilor on October 3, 1996, decreasing the gain on the sale. Additionally, Essilor and the Company agreed to settle the Contingent Valuation Right (the "CVR") early for cash of $2.2 million payable by the Company to Essilor in January 1997. Accordingly, the gain on the sale increased by approximately $2.4 million. The net result of the described adjustments, in addition to the adjustment of certain accruals relating to the Merger, was a $791 incremental gain on the sale of the Prescription Eyewear Business recorded in discontinued operations in the third quarter.

         Summarized information on the combined discontinued operations, excluding the net gain on the transactions follows. The amounts represent the operating results of FGG, the Prescription Eyewear Business and Bolle Inc. business through their respective measurement dates.

                                                       FOR THE YEAR ENDED
                                            ------------------------------------------
                                               1997            1996           1995
                                            ---------       ----------      ---------
Net sales                                    $32,160          $125,987       $260,591

Income (loss) before income taxes             (3,369)            4,686         (4,672)
Income tax expense (benefit)                  (2,020)              384          1,139
Minority interests                               (67)
                                            --------          --------      ---------
Net income (loss)                            $(1,282)           $4,302       $ (5,811)
                                            ========          ========      =========


         Pursuant to the Essilor Merger, all Benson stock options were canceled. Continuing Company option holders received cash and new options in exchange for their Benson options. Option holders from discontinued operations received cash and the Company stock in exchange for their Benson options.

NOTE 4 -- SPECIAL CHARGES AND SPINOFF EXPENSES

         The Company's special charges and spinoff expenses of $9.6 million for the year ended December 31, 1997 include the following items:

         (i) A $6.2 million charge to reflect the impairment of the Company's long term investment in Eyecare Products plc ("Eyecare") (Note 10). This investment has historically been accounted for under the equity method reflecting the Company's percentage shareholding and the long term nature of this investment. In connection with the Spinoff and the transfer of the Eyecare shares to Bolle, the Company has reassessed Eyecare's operating performance and market performance and accordingly has written down its investment in Eyecare to market value at December 31, 1997.

         (ii) A $2.2 million charge to reflect the impairment of the Sterling Vision, Inc. Convertible Subordinated Note Due 2015 due to Sterling's recent operating performance and negative operating cash flows.

         (iii) Spinoff expenses of $1.2 million for expenses relating to the distribution of Bolle Inc. See Note 1.

         The Company's special charges of $5.2 million for the year 1995 included primarily: (i) a $4.3 million charge to reflect the impairment of certain notes receivable and trade accounts receivable from OCA Acquisition, Inc., d/b/a/ Optical Corporation of America ("OCA") prior to the exchange of such assets for a non-interest bearing convertible note receivable from Sterling Vision, Inc.; (ii) the write-off of $500 of deferred financing costs in connection with a change in the Company's banking syndicate in September 1995. None of the above items relate to the operations of the ORC business.

NOTE 5 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
         The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries over which the Company asserts control. Investments in less than 50% owned affiliates are accounted for by the equity method, investments in less than 20% owned affiliates are accounted for by the cost method (Note 10). All significant intercompany transactions, profits and accounts have been eliminated in consolidation.

Cash Equivalents

         Cash equivalents include all temporary cash investments with original maturities of three months or less. The carrying value is equal to market value.

Revenue Recognition

         The Company recognizes revenue upon shipment or delivery of products.

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

Inventories

         Inventories, which consist primarily of raw materials and finished goods held for resale, are stated at the lower of cost or market value and determined on a first-in-first-out basis.

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

Earnings Per Share

         Basic earnings per share is computed by dividing net earnings or loss available to common stockholders by the weighted average number of outstanding shares of common stock. Diluted earnings per share includes weighted average common stock equivalents outstanding during each year in the denominators, unless the effect is anti-dilutive. Common stock equivalents consist of the dilutive effect of common shares which may be issued upon exercise of stock options, warrants or conversion of debt.

         In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 98, the weighted average number of outstanding common shares and common stock options is calculated based on the historical timing of the common stock transactions. Also, the May 3, 1996 and March 12, 1998 reverse stock splits have been retroactively reflected in the Company's financial statements.

Reclassifications

         Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 6 -- BUSINESS COMBINATIONS AND DIVESTITURES

1997 BUSINESS COMBINATIONS

Bolle France

         On July 9, 1997, the Company acquired, in a transaction accounted for as a purchase, all of the shares of Bolle France which included Bolle France and several consolidated and unconsolidated subsidiaries, for a total purchase price of approximately $58,235, comprised of cash of $31,000, BEC Series A mandatorily redeemable preferred stock of $9,294, Bolle mandatorily redeemable preferred stock of $11,055 and Bolle common stock of $3,302, as well as direct acquisition costs of $3,595. Where such consideration was denominated in French Francs, the July 10, 1997 exchange rate of 5.9197 was used to translate to US Dollars.

Voltarc Technologies

                  On October 1, 1997, the Company expanded its interests in the specialty lighting business. Pursuant to the terms of a Stock Purchase and Option Agreement (the "Voltarc Purchase Agreement") dated as of October 1, 1997 among the Company, ORC, Voltarc and certain stockholders of Voltarc (the "Voltarc Stockholders"), the Company and ORC acquired (a) 30% of the common stock of Voltarc, for $1,800,000, (b) 12,000 shares of preferred stock of Voltarc, convertible at ORC's option into approximately 10% of the total number of shares of Voltarc issued and outstanding for $1,200,000 and (c) a call option to acquire the remaining shares of capital stock of Voltarc from the remaining Voltarc Stockholders in March 1999 if certain earnings benchmarks are met. Pursuant to the Voltarc Purchase Agreement, the Voltarc stockholders also received the right to put the remaining shares of Voltarc common stock to the Company or ORC upon the occurrence of certain events. In addition, ORC made available to Voltarc a subordinated revolving credit facility in the amount of $800,000. The Company accounts for its investment in Voltarc under the equity method. Voltarc is a manufacturer and marketer of specialty lighting products.

1997 AND 1996 DIVESTITURES

         For a discussion of 1997 and 1996 divestitures see Note 3.

1995 BUSINESS COMBINATION

Bolle America, Inc.

         Effective November 2, 1995, the Company acquired all of the outstanding common stock of Bolle America, Inc. ("Bolle America") in exchange for 3,265 shares of the Benson Common Stock, valued at $31 million. The business combination was accounted for as a pooling of interests and accordingly, the financial statements of Bolle America were combined with those of the Company. The Company entered into employment, consulting and noncompete agreements with the former president of Bolle America providing for annual payments of $255 from 1996 through 2000. Bolle America's results are included in discontinued operations.

1995 DIVESTITURES

         Effective September 15, 1995, the Company exchanged its interests in notes receivable and trade accounts receivable from OCA for a non interest-bearing convertible note receivable from Sterling Vision, Inc. (Note
4).

         Effective June 30, 1995, the Company sold 100% of the issued and outstanding capital stock of Superior Eye Care for aggregate consideration of $5 million. There was no gain or loss recorded on the transaction.

NOTE 7 -- INVENTORIES

         Inventories consist of the following at December 31:

                                                           1997                 1996
                                                         ---------            ---------
Raw materials                                                $4,604               $4,534
Work in progress                                              2,859                2,655
Finished goods                                                2,739                2,504
Reserves                                                       (668)                (376)
                                                        -----------           ----------
                                                             $9,534               $9,317
                                                        ===========           ==========

NOTE 8 -- PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                             1997                 1996
                                                          ---------            ---------
Land                                                         $1,632               $1,631
Buildings                                                    10,458               10,401
Machinery and equipment                                       3,775                3,224
Furniture and fixtures                                          291                  203
Leasehold improvements                                           57                   42
Construction in progress                                        603
                                                        -----------           ----------
                                                             16,816               15,501
Less accumulated depreciation                                (3,053)              (2,387)
                                                        -----------           ----------
Net property and equipment                                  $13,763              $13,114
                                                        ===========           ==========

         Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $1,097, $748 and $742, respectively.

         Land and buildings totaling $6.1 million net of accumulated depreciation are subject to operating leases. The minimum future rental income is as follows:


1998                                              $1,257
1999                                                 762
2000                                                 494
2001                                                 494
Thereafter
                                              ----------
                                                  $3,007
                                              ==========

NOTE 9 -- GOODWILL AND INTANGIBLE ASSETS

         Intangible assets and accumulated amortization consist of the following at December 31:

                                                  1997                 1996
                                                --------             --------

Goodwill                                          $13,011             $11,939
Trademarks                                          1,482               1,498
Other identifiable intangible assets                   __                (16)
                                               ----------            --------
                                                   14,493              13,421
Less accumulated amortization                     (1,130)               (753)
                                               ----------            --------
                                                  $13,363             $12,668
                                               ==========            ========

         Amortization expense for goodwill and intangible assets for the years ended December 31, 1997, 1996 and 1995, was $380, $357 and $492, respectively.

NOTE 10 -- EQUITY IN AND NOTES RECEIVABLE FROM AFFILIATED COMPANIES

Eyecare Products plc

         The Company first invested in Eyecare Products plc in December 1993. For the years ended December 31, 1997, 1996 and 1995, the Company recognized equity earnings of $595, $275 and $525, respectively, on its investment in Eyecare. The Company entered into an agreement, dated November 14, 1996, as amended, with Lantis Eyewear Corporation ("Lantis"), whereby the Company sold 3,500 shares of Eyecare to Lantis and granted Lantis an option to acquire the Company's remaining interest in Eyecare. Lantis did not exercise its December 1997 option as the operating performance of Eyecare was below Lantis' expectations and its market price was below the option floor price. The Company currently maintains a 23% interest in Eyecare. Due to the value impairment and the Company's intention to dividend this investment to Bolle according to the Contribution Agreement, this investment was written down to market value at December 31, 1997 resulting in a special charge of $6.2 million.

         Eyecare Products shares two common directors with the Company, and the Company has a management agreement with Eyecare Products under which a management fee is paid to the Company, not to exceed .5% of Eyecare Products net sales. No management fee was charged in 1997. The Company recognized management fee income of $100 and $300 during each of the years December 31, 1996 and 1995, respectively.

NOTE 11 -- CREDIT FACILITIES

Short-Term Debt

         Short-term debt consists of the following at December 31:

                                                  1997             1996
                                                -------          -------
Credit Agreement                                $23,282          $17,500
Current maturities of long-term debt              2,159              145
Other short term debt                                17
                                                -------          -------
                                                $25,458          $17,645
                                                =======          =======


Credit Agreement

         On April 3, 1996, the Company and certain of its subsidiaries entered into a credit facility (the "Credit Agreement") with a syndicate of lenders (the "Lenders"), led by NationsBank, N.A., ("NationsBank"). The Original Credit Agreement, as amended effective December 12, 1996 and July 10, 1997, provided for a $70 million revolving credit facility, which included a letter of credit subfacility of $5 million, and two $15 million term facilities. The interest rate applicable to the credit facilities will equal the Base Rate, the Eurodollar Rate or the French Franc Libor Rate (each, as defined in the Credit Agreement), as the Company may from time to time elect. The Base Rate will generally be equal to the sum of (a) the greater of (i) the prime rate as announced from time to time by NationsBank or (ii) the Federal Funds Rate plus one-half percent (0.5%), and (b) a margin ranging from 0% to .375%, depending upon the Company's satisfaction of certain financial criteria. The Eurodollar Rate and the French Franc Libor Rate will generally be equal to the interbank offered rate, as adjusted to give effect to reserve requirements, plus a margin ranging from .625% to 1.625%, depending upon the Company's satisfaction of certain financial criteria. A commitment fee of $175 was paid upon closing the Credit Agreement in April 1996 and a commitment fee of $596 was paid upon Closing of the July 10, 1997 amendment.

         At December 31, 1996, the Company had aggregate borrowing capacity under the Credit Agreement of $25 million. During 1996, the weighted average interest rate on borrowings under the facility was 7.1%, the average outstanding balance was $42.3 million, and the maximum balance outstanding was $68 million.

         At December 31, 1997, the Company had aggregate borrowing capacity under the Credit Agreement of $70 million. During 1997, the weighted average interest rate on borrowings under the facility was 6.7%, the average outstanding balance was $35.4 million, and the maximum balance outstanding was $53.4 million.

         On March 11, 1998, in conjunction with the ILC Merger and the Spinoff, the Company and its subsidiaries (excluding Bolle) entered into a Second Amended and Restated Credit Agreement (the "New Credit Agreement"). The New Credit Agreement provides for a $40 million revolving credit facility, which includes a letter of credit subfacility of $5 million, and a $30 million term facility. The interest rate applicable to the facilities will equal the Base Rate or the Eurodollar Rate (each, as defined in the New Credit Agreement), as the Company may from time to time elect. The Base Rate will generally be equal to the sum of (a) the greater of (i) the prime rate as announced from time to time by NationsBank or (ii) the Federal Funds Rate plus one-half percent (0.5%), and (b) a margin ranging from 0% to 0.25%, depending on the Company's satisfaction of certain financial criteria. The Eurodollar Rate will generally be equal to the interbank offered rate, as adjusted, to give effect to reserve requirements, plus a margin ranging from 0.875% to 1.75%, depending upon the Company's satisfaction of certain financial criteria. Commitment and related fees of $420 were paid upon the closing of the New Credit Agreement.

         At December 31, 1997, the Company was in compliance with all debt covenants.

Long-Term Debt

         Long-term debt consists of the following at December 31:


                                             1997              1996
                                            ------            ------
Credit Agreement                            $29,987
Mortgage                                      3,521           $3,742
                                            -------           ------
                                             33,508            3,742
Less current maturities                     (2,159)            (145)
                                            -------           ------
                                            $31,349           $3,597
                                            =======           ======


         Aggregate maturities of long-term debt are as follows:

1998                                                 $2,159
1999                                                  5,175
2000                                                  7,691
2001                                                 10,210
2002                                                  5,717
Thereafter                                            2,556
                                                 ----------
                                                    $33,508
                                                 ==========

         The fair value of long term debt is estimated using incremental borrowing rates currently available to the Company. The carrying value of long-term debt approximates fair value.

Convertible Subordinated Notes

         On May 9, 1994, Benson completed a public offering of $40,950 Convertible Subordinated Notes, due 2001 with a coupon rate of 8% and a conversion price of $9.056 per Benson share. In connection with the Essilor Merger, holders of $40,896 Convertible Subordinated Notes due 2001 accepted a Conversion and Exchange Agreement whereby they exchanged one-half of their principal amount and a portion of accrued interest for new 8% Convertible Notes due 2002 (the "New Notes"). The other half of their notes was converted into Merger Consideration using a $7.90 conversion price. The New Notes accrue interest semi-annually but do not pay interest until conversion, redeemption or maturity. Accordingly, $2,723 of accrued interest is included in the Convertible Subordinated Notes balance at December 31, 1997. Interest may be paid in cash or in kind at the option of the Company. The conversion price for the New Notes was $5.75. As of December 31, 1997, there were $21,019 New Notes and $0 Benson Notes outstanding. The Company registered the New Notes with the Securities and Exchange Commission effective January 28, 1997. Since December 31, 1997, $8,045 of New Notes have converted into BEC stock.

Mortgage

         The Company has a $3,521 mortgage bearing interest at LIBOR plus 1.85 basis points, secured by land and buildings in Dallas, Texas, with monthly principal and interest payments of $41 due through April 2001. Such payments are paid using rental income from FGG which occupies the building. The building and related mortgage were transferred to Bolle Inc. under the Contribution Agreement. A contract to sell the property at a value in excess of the mortgage valuation has been entered into.

NOTE 12 -- INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109. "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach to accounting for income taxes.

         Income (loss) before provision for income taxes consists of the following for the periods ended:

                                          DECEMBER 31,
                         ---------------------------------------------------
                               1997             1996              1995
                         ---------------    ------------     ---------------
U.S.                         $(9,766)          $85,010          $(6,960)
Foreign                        1,157
                         ---------------    ------------     ---------------
                             $(8,609)          $85,010          $(6,960)
                         ===============    ============     ===============

         The provision (benefit) from income taxes consists of the following for continuing and discontinued operations for the periods ended:

                                                 1997             1996               1995
                                              ----------       ----------         ----------
Continuing operations:
   Current:
      Federal                                   $1,177           $2,365             $(138)
      State and local                               67              141               (27)
   Deferred                                     (2,900)            (636)            (1,174)
                                              --------         --------            -------
                                               $(1,656)          $1,870            $(1,339)
                                              ========         ========            =======

Discontinued operations:                                1997           1996          1995
U.S.:                                                 --------        ------        ------
    Current                                           $(1,713)          $623           $719
    Deferred                                             (961)          (239)           420
Foreign:
    Current                                             1,803
    Deferred                                           (1,149)
                                                      -------         ------         ------
                                                      $(2,020)          $384         $1,139
                                                      -------         ------         ------
Total provision (benefit) from income taxes           $(3,676)        $2,254         ($200)
                                                      =======         ======         ======

         The Company's effective tax rates for continuing and discontinued operations differ from the Federal statutory rate as follows:

                                                                1997               1996          1995
                                                               ------             ------        ------
Expected tax (benefit) at statutory rate                      (35.0%)              35.0%        (35.0%)
State income taxes                                             (2.0%)               2.0%         (2.0%)
Provision to return adjustment                                 (7.6%)
Effects of acquisitions and divestitures                        4.7%              (32.9%)         4.2%
Valuation allowance                                                                (1.6%)        16.9%
Goodwill amortization                                           3.0%                1.3%         10.9%
Other, net                                                     (5.8%)              (1.1%)         2.1%
                                                             ---------          ---------      --------
                                                              (42.7%)               2.7%         (2.9%)
                                                             =========          =========      ========

         Significant components of deferred income taxes for continuing and discontinued operations are as follows at December 31:

                                                 1997            1996
                                                -------         -------
Net operating loss carryforward                  $1,072
Capital loss carryforward                           607          $2,263
Accounts receivable                                 283             173
Notes receivable                                  1,748             959
Office closing                                                      848
Investments                                       3,927
Inventories                                         298             190
Assets of discontinued operations                 2,329             452
Other, net                                          587             398
                                                -------         -------
Gross deferred tax asset                         10,851           5,283
Valuation allowance                               (607)         (2,263)
                                                -------         -------
Deferred tax asset                               10,244           3,020
Fixed assets                                      (666)           (650)
Intangible assets                                  (28)           (128)
                                                -------         -------
Deferred tax liability                            (694)           (778)
                                                -------         -------
Net deferred tax asset                           $9,550          $2,242
                                                =======         =======

Discontinued Operations

         The Company recorded gross deferred tax assets of $2,329 and $452 for discontinued operations for the years ended December 31, 1997 and 1996, respectively. In connection with the divestitures in 1996, substantially all net operating loss carryforwards were utilized to reduce income taxes currently payable. The balance of the valuation allowance at December 31, 1995 was released in 1996 as the utilization of the net operating loss carryforwards was assured due to the gains recognized on the divestitures. Net operating loss carryforwards related to discontinued operations amount to approximately $5.6 million and $0 at December 31, 1997 and 1996 respectively.

Continuing Operations

         The Company recorded gross deferred tax assets of $8,522 and related valuation allowance of $607 for continuing operations for the year ended December 31, 1997. The capital loss generated on the sale of Foster Grant Group and the related valuation allowance were revalued during 1997. Net operating loss carryforwards related to continuing operations amount to approximately $2.9 million and $0 at December 31, 1997 and 1996, respectively. The net operating loss carryforwards begin to expire in the year 2008.

         The Company recorded gross deferred tax assets of $4,831 and related valuation allowance of $2,263 for continuing operations for the year ended December 31, 1996. A capital loss carryforward was generated through the sale of FGG. A valuation allowance of $2,263 was established for the entire net tax benefit of the capital loss carryforward as the realization was not assured. The effect on the income tax provision for continuing operations related to the valuation allowance was a charge of $2,263. The capital loss carryforward expires in the year 2001.

NOTE 13 - SHARE REPURCHASE PROGRAM

         On September 9, 1996, the Company adopted a share repurchase program whereby the Company may repurchase, pursuant to Rule 10(b)-18 under the Securities and Exchange Act of 1934, shares of its common stock in the open market. The repurchase program became active in December 1996 following the FGG disposal. Repurchased shares may be issued from time to time upon (i) exercise of options granted under the Company's 1996 Stock Incentive Plan and/or (ii) under the Company's 1996 Employee Stock Purchase Plan. During 1996, the Company purchased 58 shares of its common stock at an average price of $9.60 per share. During 1997, the Company purchased 28 shares of its common stock at $8.96 per share. During 1997, the Company used 84 treasury shares to satisfy options exercised. The Company discontinued its share repurchase program in July 1997, as it was prohibited by the July 1997 amendment to the Credit Agreement, as amended (See Note11).

NOTE 14 - STOCK OPTION PLANS

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans, which are described below. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on the fair market value at the grant dates for awards under those plans consistent with the method provided by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as set forth in the tables below. All option information has been restated to give effect to the May 3, 1996 and March 12, 1998 reverse stock splits.

                                                                YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1997           1996          1995
                                                          --------       --------      --------
Net income (loss)                     As reported         $(4,933)       $82,756       $(6,760)
                                      Pro Forma           $(6,183)       $78,592      $(10,236)
Basic earnings (loss) per share       As reported          $(0.59)         $9.69        $(0.89)
                                      Pro Forma            $(0.73)         $9.21        $(1.34)
Diluted earnings (loss) per share     As Reported          $(0.59)         $9.62        $(0.89)
                                      Pro Forma            $(0.73)         $9.14        $(1.34)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for all grants:

                                      1997           1996           1995
                                      ----           ----           ----
Dividend yield                          0%             0%             0%
Expected volatility                    50%            64%            64%
Risk free rate of return              6.5%             5%             5%
Expected turnover                       7%             7%             7%
Expected term                       5 years         5 years        5 years


         The weighted average fair values of Benson options granted during the years ended December 31, 1996 and 1995 were $10.24 and $9.60, respectively. The weighted average fair value of the Company options granted during 1997 was $8.80 and 1996 was $9.26.

         The Company may grant nonqualified stock options, incentive stock options or stock appreciation rights to officers, directors, consultants and key employees of the Company.

         Options under the nonqualified stock option plan are granted to officers, directors and key employees at prices determined by the Company Board based upon market value on the date of grant. There were no shares available under the plan for future grants at December 31, 1997. The plan was amended on March 11, 1998 to increase the number of authorized options and to ensure current grants were in compliance with the plans.

         As a result of the Essilor Merger and Asset Sale, all Benson options were canceled. Option holders received consideration (including new Company options) for their Benson options. Accordingly, all options were issued under the Company Stock Compensation Plan on or after May 3, 1996.

         A summary of Benson option transactions is as follows:

                                                            OPTION PRICE RANGE       NUMBER OF       EXPIRATION
                                                                 PER SHARE             OPTIONS           DATE
                                                            ------------------       ---------       ----------
Outstanding at 1/1/95                                          $3.00 - 16.90           1,144         1995 -2001
Granted                                                       $12.26 - 19.74             284
Exercised                                                      $3.00 - 14.50            (159)
Cancelled                                                     $14.00 - 14.50             (62)
                                                                                     ---------
Outstanding at 12/31/95                                        $3.00 - 19.74           1,207         1996 -2002
Granted                                                       $15.74 - 19.00             134
Exercised                                                      $5.00 - 14.50            (163)
Cancelled                                                      $3.00 - 19.50              (8)
Cancelled in connection with Merger and Asset Sale                                    (1,170)
                                                                                     ---------
Outstanding at 12/31/96                                                                  -0-

         A summary of the Company option transactions is as follows:

                                     WEIGHTED
                              AVERAGE EXERCISE PRICE        NUMBER OF OPTIONS
                              ----------------------        -----------------
Outstanding at 12/31/95                                            -0-
Granted                               $9.26                      1,025
Exercised                             $5.42                       (45)
Cancelled                             $9.88                       (73)
Outstanding at 12/31/96               $9.40                        907
Exercisable at 12/31/96               $7.80                        195

Granted                               $8.80                        883
Exercised                             $8.82                       (83)
Forfeited                            $10.02                       (57)
Outstanding at 12/31/97               $9.08                      1,650
Exercisable at 12/31/97               $8.68                        316


         Options generally vest evenly over a three-or four-year period beginning one year from the date of grant and expire seven years from the date of grant. The 316 exercisable options at 12/31/97 had an option price range of $1.66 -- $10.25. The weighted average remaining contractual life of the 1,650 options outstanding as of December 31, 1997 was 5.5 years.

         A summary of the price ranges of exercisable and outstanding options as of December 31, 1997 and 1996 is as follows:

                                                1997                                         1996
                        -----------------------------------------------------  ----------------------------------------------------
Price Range Per Share      Number of     Weighted Average  Weighted Average       Number of    Weighted Average  Weighted Average
---------------------      ---------     ----------------- -----------------      ---------    ----------------- ----------------
                            Options         Remaining       Exercise Price         options         Remaining       Exercise Price
                            -------         ----------      --------------         -------         ----------      --------------
                                         Contractual Life                                       Contractual Life
                                         ----------------                                       ----------------
Outstanding options:
$ 0.00 - $ 4.00                    6                5.3            $2.32                  6               6.3             $2.32
$ 4.01 - $ 6.00                   28                5.3            $4.88                 28               6.3             $4.88
$ 6.01 - $ 8.00                   79                3.2            $7.72                 88               4.1             $7.72
$ 8.01 - $10.00                  996                6.2            $8.80                196               3.8             $8.92
$10.01 - $12.00                  541                4.4           $10.10                589               5.1            $10.10
                                 ---                                                    ---
                               1,650                5.5            $9.08                907               4.8             $9.40
Exercisable options:
$ 0.00 - $ 4.00                    6                               $2.32                  6                               $2.32
$ 4.01 - $ 6.00                   28                               $4.88                 28                               $4.88
$ 6.01 - $ 8.00                   69                               $7.72                 63                               $7.74
$ 8.01 - $10.00                   76                               $8.92                 87                               $8.86
$10.01 - $12.00                  137                              $10.10                 11                              $10.10
                                 ---                                                     --
                                 316                               $8.68                195                               $7.80

NOTE 15 - EARNINGS PER SHARE COMPUTATION

                                           1997                              1996                               1995
                             ------------------------------------------------------------------------------------------------------
                                         Weighted                          Weighted                          Weighted
                                          Average   Per Share               Average   Per Share               Average   Per Share
                                Loss      Shares     Amount      Income     Shares      Amount      Loss      Shares      Amount
                                ----      ------     ------      ------     ------      ------      ----      ------      ------
Net income (loss) from
   continuing operations        $(3,651)                        $3,444                             $(949)
Less: Preferred stock
          Dividend                  232
                                -------
BASIC EPS
Income (loss) from
 continuing operations
 available to common
 stockholders                   $(3,883)  8,803     $(0.44)     $3,444      8,537       $0.40      $(949)     7,620     $(0.12)
EFFECT OF DILUTIVE
SECURITIES
Stock options                                                                  63          __
DILUTED EPS
Income from continuing
  operations available to
  common stockholders
  plus assumed conversions      $(3,883)  8,803    $(0.44)      $3,444      8,600       $0.40      $(949)     7,620     $(0.12)


In 1997 and 1995, due to the net loss from continuing operations, although there were stock options outstanding, they were not included in the computation of diluted EPS as the effect would be antidilutive. At December 31, 1997 and 1996 the Company had convertible debt outstanding convertible into 1,828 shares of common stock. At December 31, 1995 Benson had convertible debt outstanding convertible into 2,261 shares of common stock. Such shares were not included in the computation of diluted EPS because the conversion price was greater than the average market price of the common shares. Warrants outstanding at December 31, 1997 issued in conjunction with the acquisition of Bolle France were not included in the calculation of diluted EPS because the effect would be antidilutive. Such warrants were cancelled on March 11, 1998 in conjunction with Spinoff.

NOTE 16 -- RELATED PARTY TRANSACTIONS

         Ms. Nora Bailey, a member of the Company's Board of Directors since May 1996, is an attorney specializing in federal tax law. In her professional capacity she has rendered legal advice and related services to both the Company and its predecessor, Benson. Ms. Bailey has rendered such services both prior to and subsequent to her appointment to the Company Board of Directors, and it is anticipated that from time to time in the future she will be engaged to provide similar legal services to the Company. All fees paid to Ms. Bailey in connection with such services have been agreed in arms' length negotiations and are in accordance with Ms. Bailey's usual and customary billing practices. Fees paid to Ms. Bailey by the Company in connection with such services are not paid in consideration of her services as a director. Aggregate fees billed to Benson and the Company by Ms. Bailey during 1997 and 1996 were approximately $90 and $73, respectively.

         On December 12, 1996, in connection with the sale of FGG by the Company, Marlin Capital, LP ("Marlin"), a Delaware limited partnership, invested $2.5 million in convertible preferred stock of the buyer AAi; upon conversion, AAi common stock received by Marlin would bear demand and piggyback registration rights. Marlin Holdings, Inc. ("MH"), a Delaware corporation, is the general partner of Marlin. Mr. Martin E. Franklin, the Company's Chairman and Chief Executive Officer, is the Chief Executive Officer and principal stockholder of MH. Mr. Ashken, the Company's Chief Financial Officer and a Director, also is a stockholder and executive officer of MH. Mr. Franklin also has been named a member of AAi's Board of Directors.

         Mr. Franklin serves as non-executive chairman of Eyecare Products. Mr. Ashken serves as a director of Eyecare Products.

NOTE 17 --  COMMITMENTS AND CONTINGENCIES

         The Company is subject to various litigation incidental to business. Irrespective of any indemnification that may be received, the Company does not believe that exposure on any matter will result in a significant impact on the Company's financial condition, results of operations or cash flows.

NOTE 18 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                      Q1          Q2         Q3         Q4
----------------------------------------------------------------------------------------------------------------
Net sales                                                           $10,963    $12,200    $12,058     $12,907
Gross profit                                                          4,457      4,520      4,459       4,089
Income (loss) from continuing operations                              1,038        993        699      (6,381)
Basic and diluted earnings (loss) per share                           $0.12      $0.11      $0.07      $(0.74)
from continuing operations

                                            FOR THE YEAR ENDED DECEMBER 31, 1996
                                                                      Q1          Q2         Q3         Q4
----------------------------------------------------------------------------------------------------------------
Net sales                                                           $10,771    $11,206    $10,007     $10,590
Gross profit                                                          4,281      4,328      4,025       4,264
Income from continuing operations                                       779      1,210      1,045         410
Basic and diluted earnings per share from continuing                  $0.09      $0.14      $0.12       $0.05
operations

                                            FOR THE YEAR ENDED DECEMBER 31, 1995
                                                                      Q1          Q2         Q3         Q4
----------------------------------------------------------------------------------------------------------------
Net sales                                                            $9,547    $10,511     $9,875     $11,311
Gross profit                                                          4,324      4,745      3,728       4,722
Income (loss) from continuing operations                                145        629     (1,083)       (640)
Basic and diluted earnings (loss) per share from continuing           $0.02      $0.09     $(0.14)     $(0.09)
operations

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

                                   PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The executive officers and directors as of the date hereof are as follows:

NAME                                      AGE                        OFFICE
----                                      ---                        ------
Martin E. Franklin(1)(2)                  33             Chairman of the Board of Directors and Director
Richard D. Capra(1)                       65             Chief Executive Officer and Director
Ian G.H. Ashken(1)                        37             Executive Vice President of Finance and
                                                         Administration, Chief Financial Officer,
                                                         Assistant Secretary and Director
Harrison H. Augur(2)                      55             Director
Nora A. Bailey(3)                         56             Director
Henry C. Baumgartner(3)                   65             Director
George B. Clairmont(3)(4)                 48             Director
David L. Moore(2)(4)                      40             Director
William T. Sullivan(4)                    53             Director



-------------------------------------------------------------------------------
(1)      Member of Executive Committee
(2)      Member of Nominating Committee
(3)      Member of Audit Committee
(4)      Member of Compensation/Stock Option Committee


         Martin E. Franklin is currently Chairman of Lumen Technologies, Inc., a NYSE listed company, Chairman of Bolle Inc., a NASDAQ listed company, and non-executive Chairman of Eyecare Products plc, a London Stock Exchange listed company. Mr. Franklin was Chairman and Chief Executive Officer of BEC Group, Inc. ("BEC") from May 1996 to March 1998. Mr. Franklin was Chairman and Chief Executive Officer of Benson Eyecare Corporation ("Benson"), the predecessor company to BEC from October 1992 through May 1996. Mr. Franklin has been the Chairman of the Board and Chief Executive Officer of Pembridge Holdings, Inc. since 1990. From 1988 to 1990, Mr. Franklin was Managing Director of Pembridge Associates, Inc. Both Pembridge Associates, Inc. and Pembridge Holdings specialize in merchant banking and related services. Mr. Franklin has been Chairman and Chief Executive Officer of Marlin Holdings, Inc., the general partner of Marlin Capital, L.P., since October 1996. Mr. Franklin also serves on the Boards of Specialty Catalog Corp. and certain private companies. Mr. Franklin received a B.A. in political science from the University of Pennsylvania.

         Richard D. Capra was elected to the Company's Board of Directors on March 12, 1998, on which date he also was named its Chief Executive Officer. Mr. Capra served as a member of the ILC Board from 1995 through March 1998. From July 1996 through March 1998, Mr. Capra served as President and Chief Operating Officer of ILC. From January 1991 to July 1996, Mr. Capra served as a management consultant and a director of several companies in the electrical and lighting business. He was President and Chief Executive Officer of Philips Lighting Inc., U.S., from 1983 to 1991.

         Ian G.H. Ashken, A.C.A. was appointed Executive Vice President, Chief Financial Officer, Assistant Secretary and a Director of the Company in December 1995. Mr. Ashken was Chief Financial Officer of Benson and a director of Benson from October 1992 to May 1996. Mr. Ashken also served as Benson's Executive Vice President from October 1994 to May 1996; Secretary from October 1992 to December 1993; and, Assistant Secretary from December 1993 to May 1996. Mr. Ashken has been the Executive Vice President and a director of Pembridge Holdings, Inc. since 1990. Since October 1996, Mr. Ashken has been Vice Chairman of Marlin Holdings, Inc., the general partner of Marlin Capital, L.P. Mr. Ashken is a director of Eyecare Products plc, a London Stock Exchange listed company, Bolle Inc., a NASDAQ listed company, and certain private companies. Mr. Ashken received his B.A.
(Hons) in Economics and Accounting from the University of Newcastle in England.

         Harrison H. Augur was elected to the Company's Board of Directors on March 12, 1998. Mr. Augur served as a member of the Board of Directors of ILC since 1989. He has been General Partner of Capital Asset Management since June 1987. From April 1981 to August 1991, Mr. Augur served as Executive Vice President and Director of Worms & Co., Inc.

         Nora A. Bailey, Esq. became a member of the Company's Board of Directors in May 1996. Ms. Bailey is a federal income tax attorney with a specialty in mergers and acquisitions and has many multinational clients. Ms. Bailey and her firm from time to time have been engaged to provide legal advice to the Company. Until 1993, she was a partner in Ivins, Phillips & Barker in Washington D.C., which she joined in 1972. Ms. Bailey also serves on the Board of Bolle Inc. Ms. Bailey received her J.D. from The University of Michigan Law School.

         Henry C. Baumgartner was a co-founder of ILC; he served ILC in various management positions and as a member of the ILC Board from 1967through March 1998. Mr. Baumgartner was appointed Chairman of the ILC Board in July 1996 and Chief Executive Officer of ILC in April 1990. From April 1990 to July 1996, Mr. Baumgartner served as the President of ILC; prior to 1990, he served as Chief Executive Officer and Chairman of the Board of ILC from November 1986.

         George B. Clairmont was elected to the Company's Board of Directors on March 12,1998. Mr. Clairmont served as a member of the Board of Directors of ILC from July 1997 through March 1998. He has been President of Clairvest Corporation, a New York-based registered investment adviser, since 1983. Mr. Clairmont also serves as a director of Thomson-Leeds Corporation, a designer and manufacturer of point of sales displays.

         David L. Moore became a member of the BEC Board in May 1996. For more than the last five years Mr. Moore has been President and Chief Executive Officer of Century 21 Home Improvements, and for more than fifteen years has been President and Chief Executive Officer of Garden State Brickface, Inc., a leading New York metropolitan area residential and commercial remodeling firm. Mr. Moore also serves on the Board of Bolle Inc. Mr. Moore received his B.A. in Economics from Amherst College and his M.B.A. from Harvard University.

         William T. Sullivan became a member of the BEC Board in May 1996. Mr. Sullivan has been President and Chief Executive Officer of, and a member of the Board of Directors of, Sight Resource Corporation, an optical retailer, since January 1998. Mr. Sullivan was President and Chief Operating Officer of BEC from April 1996 to April 1997. Upon Benson's acquisition of ORC in October 1994, Mr. Sullivan was appointed Benson's Executive Vice President of Operations. From July 1993 to October 1994, Mr. Sullivan served as the President of the Consumer Optical Group of ORC. From August 1987 through July 1993, Mr. Sullivan served as Group Vice President of the Consumer Optical Group of ORC. Prior to joining ORC, Mr. Sullivan was President of Pearle Vision Centers.

DIRECTORS.

         Pursuant to the terms of the ILC Merger agreement, for a period of two years following the date of the ILC Merger, the Board of Directors shall be composed of five (5) members designated by the Company (or the successors of such designees) and four (4) members designated by ILC (or the successors of such designees). At the Company's Special Meeting of Stockholders held on March 11, 1998 for the purpose of ratifying and approving the ILC Merger, Messrs. Baumgartner, Capra, Augur and Clairmont, IL s designees, were nominated and elected as directors of the Company. Each of Messrs. Franklin, Ashken, Moore and Sullivan and Ms. Bailey remained a director of the Company as the Company's designees. Directors of the Company are elected annually at the Annual Meeting of Stockholders. Their respective terms of office continue until the next Annual Meeting of Stockholders and until their successors have been elected and qualified in accordance with the Company's Restated By-laws. There are no family relationships among any of the directors or executive officers of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Section 16(a) of the Securities Exchange Act of 1934, (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") and the stock exchange upon which the Company's stock is listed, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required to SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the last fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.


ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following Table sets forth all compensation paid to, deferred or accrued for the benefit of the Company's Chief Executive Officer and of all other executive officers of the Company who earned total compensation for 1997 exceeding $100,000 (the "Executive Group"). Except as disclosed below, no executive officer of the Company had a total annual salary and bonus for 1997 exceeding $100,000.

                                                                                    LONG TERM
                                                                                  COMPENSATION
                                              ANNUAL COMPENSATION(1)                 AWARDS
                                                                                     OPTIONS/            ALL OTHER
NAME AND PRINCIPAL POSITION(2)        YEAR        SALARY            BONUS            SARS(3)           COMPENSATION
------------------------------        ----        ------            -----            -------           ------------
Martin E. Franklin                    1997       $257,500            $300,000       550,000             $34,541(4)
  Chairman, Chief Executive           1996       $277,455            $602,477       550,000             $ 5,700(4)
  Officer                             1995       $300,000             $50,000         -0-                    -0-
Ian G.H. Ashken                       1997       $206,000            $168,750       100,000              27,546(4)
  Chief Financial Officer,            1996       $212,981             $86,813       275,000            $132,275(4)(5)
  Executive Vice President of         1995       $190,000                 -0-         -0-                    -0-
  Finance and Administration,
  and Assistant Secretary
William T. Sullivan(6)                1997       $71,464                  -0-         -0-             $350,000
   Chief Operating Officer            1996       $212,981             $84,775       372,250           $961,618(4)(5)
   and President                      1995       $195,000                 -0-        40,000(7)        $106,340(4)(5)
-----------------------------------------------------------------------------------------------------------------------------


(1) Included in the table are amounts received as compensation from Benson during the periods in question and prior to the BEC Spinoff on May 3, 1996.

(2)      Indicates positions held during fiscal year ended December 31, 1997

(3) All awards reflected in this column represent stock options granted under the Company's 1996 Stock Incentive Plan (as amended). Option numbers are not adjusted to reflect the effect of the one-for-two split of the Company's common stock effective March 11, 1998.

(4) addition to compensation reflected in this or any other table below, the Company maintains "split dollar" life insurance policies for Messrs. Franklin and Ashken, respectively, in amounts of $5 million and $3 million; amounts indicated as "All Other Compensation" for Messrs. Franklin and Ashken for 1997 reflect $28,877 and $21,882, respectively, reported as income in connection with such life insurance. "All Other Compensation" also includes employer matching contributions under the Company's 401(k) savings plan, as follows: Mr. Franklin, $5,700 for 1996 and $5,664 for 1997; Mr. Ashken, $5,700 for 1996 and $5,664 for 1997; Mr.
         Sullivan, $5,700 for 1996 and $____ for 1997. Bonus earned by Mr. Franklin in 1996 included a one-time bonus of $400,000 in recognition of Mr. Franklin's successful efforts in connection with the Essilor Merger and BEC Spinoff.

(5) Includes cash payments received in connection with the cancellation on May 3, 1996 of then outstanding Benson Options upon the consummation of the Essilor Merger and BEC Spinoff.

(6) Mr. Sullivan resigned as an executive officer of the Company effective March 29, 1997; he remains a Director of the Company. "All Other Compensation" for Mr. Sullivan for 1997 reflects payments received pursuant to a severance agreement relating to Mr. Sullivan's resignation. See "Executive Compensation - Employment Agreements."

(7) Represents options granted under the former Benson option plan, all of which were cancelled in connection with the Essilor Merger and BEC Spinoff on May 3, 1996.


OPTIONS/SAR GRANTS TABLE

         Except as stated below, no stock options or stock appreciation rights
(SARs) were granted in 1997 to the named executive officers. The figures disclosed below have not been adjusted to take into account the effect of the Bolle Spinoff, ILC Merger or a one-for-two reverse split of the Company's common stock occurring in March 1998.


                      NUMBER OF         % OF TOTAL                                          POTENTIAL REALIZED VALUE
                      SECURITIES          OPTIONS           EXERCISE                           AT ASSUMED RATES OF
                      UNDERLYING        GRANTED TO              OR                           STOCK APPRECIATION FOR
                       OPTIONS         EMPLOYESS IN        BASE PRICE       EXPIRATION           OPTION TERM(2)
     NAME             GRANTED(1)        FISCAL YEAR          ($/SH)            DATE         5%
     ----             ----------       ------------        ----------       ----------      ---
                                                                                            10%
                                                                                            ---
Martin E. Franklin        550,000  (3)       31%            $4.25          03/25/2007(3)     $1,322,290    $1,831,261
Ian G.H. Ashken           100,000             6%            $4.25          05/03/2007(3)       $240,416      $332,957
William T. Sullivan           -0-            -0-             N/A                N/A                 N/A           N/A
---------------------------

(1) For additional information concerning stock options, see "Executive Compensation--Compensation Under Plans."

(2) These columns illustrate the hypothetical appreciation of the stock options under the assumption that each option appreciates at the rate of 5% and 10%, respectively, compounded annually until the date of expiration.

(3) These options vest on the earlier of (a) the date on which the Company's common stock has traded at an average closing bid price equal to $7.50/share for a twenty (20) consecutive trading day period or (b) March 25, 2005.

OPTIONS/SAR EXERCISE AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

The following table provides information on options/SARs exercised during fiscal 1997 by the Executive Group and the value of each such officer's unexercised options/SARs as of the end of such fiscal year. The figures disclosed below have not been adjusted to take into account the effect of the Bolle Spinoff, ILC Merger or a one- for-two reverse split of the Company's common stock occurring in March 1998.


                                     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

                                           AND FISCAL YEAR-END OPTIONS/SAR VALUES

         SHARES ACQUIRED ON                     NUMBER OF UNEXERCISED IN-                  VALUE OF UNEXERCISED IN-THE-
              EXERCISE                     THE-MONEY OPTIONS/SARS AT FY-END (#)           MONEY OPTIONS/SARS AT FY-END($)
              --------                     ------------------------------------           -------------------------------
          NAME             (#)      VALUE ($)
          ----             ---      REALIZED          EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
                                    --------          -----------      -------------      -----------      -------------
Martin E. Franklin(1)      -0-         N/A               137,500          962,500          $1,131,656        $1,352,844

Ian G.H. Ashken(2)         -0-         N/A                93,750          281,250            $124,453          $356,484

William T. Sullivan(3)     -0-         N/A               295,000            2,500            $359,015            $2,968


-----------------------------------------------------------------------------------------------------------------------------

(1) Based on the closing price of BEC common stock on the New York Stock Exchange on December 31, 1997 of $5.937 and average exercise prices of $4.98 to $4.56 per share, respectively, for exercisable and unexercisable options.

(2) Based on the closing price of BEC common stock on the New York Stock Exchange on December 31, 1997 of $5.937 and average exercise prices of $4.61 to $4.67 per share, for exercisable and unexercisable options.

(3) Based on the closing price of BEC common stock on the New York Stock Exchange on December 31, 1997 of $5.937 and exercise prices of $4.72 to $4.75 per share, for exercisable and unexercisable options.



DIRECTORS' COMPENSATION

         Except as stated below, the Company's directors received no compensation in connection with their services as directors on the Board of Directors in 1997. For services rendered in 1997, all non-executive directors received fees or remuneration in the amount of $15,000; fees are paid quarterly, in arrears. Ms. Bailey's law firm has received payment for legal services from time to time provided to the Company, but such payments were not made in consideration of Ms. Bailey's services as a director. Additionally, all non-executive directors are entitled to receive automatic grants of stock options of the Company's common stock in compensation for their services. See "Compensation Under Plans-1996 Stock Incentive Plan." See, also "Employment Agreements." In addition, upon the retirement of Mr. Richard D. Hanselman and Dr. Charles S. Sydnor from the Company's Board of Directors, effective March 12, 1998, the Company caused all then-outstanding options granted to such Directors to vest fully.

EMPLOYMENT AGREEMENTS

         Martin E. Franklin. Mr. Franklin has entered into an employment agreement with the Company (the "Franklin Employment Agreement"), pursuant to which he served as Chief Executive Officer and Chairman of the Company for an initial period of three years, and thereafter subject to annual renewal. By agreement, Mr. Franklin presently serves as Chairman of the Board and Mr. Capra has assumed duties as Chief Executive Officer, effective March 12, 1998. Pursuant to the Franklin Employment Agreement, Mr. Franklin receives an annual base salary which is subject to (i) increase each year by a minimum of the annual rate of increase in the Consumer Price Index, and (ii) discretionary increases determined by the Compensation Committee of the Board of Directors from time to time; Mr. Franklin also may receive a bonus based on performance criteria to be approved by the Board of Directors. Mr. Franklin's annual base salary for 1998 has been set at $300,000. The agreement may be terminated by either party upon at least 90 days' notice prior to the end of the initial term or any subsequent renewal term. The Company may terminate the agreement with cause in the event of the death, permanent disability or certain misconduct of Mr. Franklin. The Company may terminate Mr. Franklin's employment without cause upon 30 days' notice, in which event Mr. Franklin will be entitled to receive a severance payment equal to one year's current base salary and his existing benefits for a period of one year and any non-vested stock options then outstanding will automatically vest. The agreement contains noncompetition and nonsolicitation restrictions effective during the employment term and for a period of one year thereafter.

         Ian G.H. Ashken. Mr. Ashken has entered into an employment agreement with the Company. Under the agreement, Mr. Ashken serves as Chief Financial Officer of the Company and receives an annual base salary which is subject to
(i) an increase each year by a minimum of the annual rate of increase in the Consumer Price Index, and (ii) discretionary increases determined by the Compensation Committee of the Board of Directors from time to time; Mr. Ashken also may receive a bonus based on performance criteria to be determined by the Board of Directors. Mr. Ashken's annual base salary for 1998 has been set at $250,000. The other terms of Mr. Ashken's employment agreement are the same as the terms of the Franklin Employment Agreement.

         Richard D. Capra. Mr. Capra has entered into an employment agreement with the Company, effective March 12, 1998. Under the agreement, Mr. Capra will serve as Chief Executive Officer and President of the Company for a period of one (1) year. Mr. Capra will receive a base salary in the amount of $250,000. In addition, Mr. Capra, in consideration of his agreement to terminate his previously existing employment arrangements, will receive the sum of $980,000, payable over a period of four (4) years. Mr. Capra is not eligible for a bonus or any other additional compensation. The other terms of Mr. Capra's employment agreement are materially the same as Mr. Franklin's and Mr. Ashken's agreements.

         Henry C. Baumgartner. Mr. Baumgartner has entered into an agreement with the Company, effective March 12, 1998, pursuant to which he agreed to terminate all previously existing employment arrangements with ILC in return for payments totaling $1,100,000, payable over a term of five years.

         William T. Sullivan. In connection with Mr. Sullivan's resignation as an executive officer and employee of the Company, to be effective March 29, 1997 Mr. Sullivan received payment of $350,000. The Company additionally agreed to vest at March 29, 1997 all options previously granted to Mr. Sullivan then outstanding and not yet vested; all presently unexercised options granted to Mr. Sullivan will remain exercisable through September 30, 1998.

COMPENSATION UNDER PLANS

1996 STOCK INCENTIVE PLAN.

         On April 2, 1996, the Company's Board of Directors adopted the Company's 1996 Stock Incentive Plan (the "Plan") and on April 2, 1996, Benson, as the then sole shareholder of the Company, approved the Plan. Effective March 12, 1998, the Company's stockholders approved an Amended Plan in connection with the ILC Merger and Bolle Spinoff, to increase to the number of shares reserved for issuance pursuant to awards granted under the Plan and to effect certain technical changes to conform to current SEC regulations and provisions of the Internal Revenue Code. Pursuant to the Plan, employees and consultants of the Company and its subsidiaries and affiliates

(other than employees subject to a collective bargaining agreement) are eligible to be selected by the Compensation Committee as participants to receive discretionary awards of various forms of equity-based incentive compensation, including stock options, stock appreciation rights ("SARs"), restricted stock awards, performance share unit awards and phantom stock unit awards, and awards consisting of combination of such incentives. Approximately 250 persons are eligible to participate in the Plan.

         The Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee"). The Compensation Committee, in its sole discretion, will determine which eligible employees and consultants of the Company and its subsidiaries may participate in the Plan and the type, extent and terms of the equity-based awards to be granted to them. Members of the Compensation Committee, because of their status as non-employee Directors, will receive automatic non- discretionary annual grants of stock options pursuant to the Plan.

         Under the Plan, at the time of the Essilor Merger and BEC Spinoff, each non-employee Director automatically was granted an option to purchase 10,000 shares of the Company's common stock. Thereafter, on the date that a person first becomes a non-employee Director, he or she will automatically be granted an option to purchase 10,000 shares of the Company's common stock. Thereafter, on the date of each annual meeting of stockholders of the Company, each non-employee Director will automatically be granted an option to purchase 2,500 shares of the Company's common stock. All such automatic grants to non-employee Directors are hereafter called "Director Options." Each Director Option has an exercise price per share equal to the fair market value of one share of the Company's common stock on the date of grant and vests and becomes exercisable over a four year period beginning on the first anniversary of the date of grant at the rate of 25% of each Director Option on each of the four years immediately following the date of grant. These grants are the only grants made to non-employee Directors under the Plan. The Compensation Committee has no discretion to make any grants under the Plan to non-employee Directors. All Director Options will be NQSO's (as defined below).

         Stock options granted by the Compensation Committee under the Plan may be "incentive stock options ("ISOs"), within the meaning of Section 422 of the Code, or "non qualified stock options" ("NQSO's"). The exercise price of the options will be determined by the Compensation Committee when the options are granted, subject to a minimum price in the case of ISOs of the fair market value of the Company's common stock on the date of grant, unless the Compensation Committee, in its sole discretion, determines to grant a discount NQSO in lieu of a reasonable amount of salary or cash bonus, in which case the exercise price may be 85% of the fair market value of the Company's common stock on the date of grant. The option exercise price for all options granted under the Plan may be paid in cash or in shares of the Company's common stock having a fair market value on the date of exercise equal to the exercise price or, in the discretion of the Compensation Committee, by delivery to the Company of (i) other property having a fair market value on the date of exercise equal to the option exercise price, or (ii) a copy of irrevocable instructions to a stockbroker to deliver promptly to the Company an amount of sale or loan proceeds sufficient to pay the exercise price.

         An SAR may be granted by the Compensation Committee as a supplement to a related stock option or may be granted independent of any option. SARs granted in connection with an option will become exercisable and lapse according to the same vesting schedule and lapse rules that are established for the corresponding option. SARs granted independent of any option will vest and lapse according to the terms and conditions set by the Compensation Committee. An SAR will entitle its holder to be paid an amount equal to the excess of the fair market value of the Company's common stock subject to the SAR on the date of exercise over the exercise price of the related stock options, in the case of an SAR granted in connection with an option, or the fair market value of the Company's common stock on the date of grant in the case of an SAR granted independent of an option.

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

OTHER

         The Company does not maintain a pension plan or other actuarial or defined benefit retirement plan for its named executive officers. The Company does not maintain any long-term incentive plans, and there was no repricing of outstanding options or SARs held by any of the Company's executive officers during fiscal year 1997. The Company's named executive officers are eligible to participate in benefit plans generally available to the Company's employees, including a 401(k) savings plan and the health and life insurance programs.

         During 1997 and through March 12, 1998 the Company's Compensation Committee was composed of Mr. Hanselman, Mr. Moore and Dr. Sydnor (Chairman). Effective March 12, 1998, the Compensation Committee comprises of Mr. Moore (Chairman), Mr. Clairmont and Mr. Sullivan. For information concerning certain transactions between members of the Compensation Committee and the Company, see "Executive Compensation-Directors' Compensation."

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, to the knowledge of the Company and as of March 26, 1998, (unless otherwise indicated), (i) the number of shares of Common stock owned of record or beneficially, or both, by each person who owned of record, or is known by BEC to have beneficially owned, individually, or with his associates, more than 5% of such shares then outstanding; (ii) the number of shares owned beneficially by each director of the Company; and (iii) the number of shares owned beneficially by all directors and executive officers as a group. Unless otherwise noted, each person holds sole voting and investment power with respect to the shares shown opposite his name. All figures are adjusted to reflect the effect of the one one-for-two reverse split of the Company's common stock that was effected on March 11, 1998 and the ILC Merger, which was effective March 12, 1998.

                                                                Amount and Nature of                  Percent of
Name and Address of Beneficial Owner                          Beneficial Ownership(1)                    Class
------------------------------------                          -----------------------                    -----
Martin E. Franklin....................................             1,054,057(2)                          5.1%
   555 Theodore Fremd Avenue
   Suite B-302
   Rye, New York

Richard D. Capra......................................               310,986(3)                          1.5%

Ian G.H. Ashken.......................................               221,875(4)                          1.1%

Harrison H. Augur.....................................               136,660(5)                            *

Nora A. Bailey........................................                18,750(6)                            *

Henry C. Baumgartner..................................               570,309(7)                          2.8%

George B. Clairmont...................................               392,127                             1.9%

David Moore...........................................                10,175(6)                            *

William T. Sullivan...................................               139,048(8)                            *

All Executive Officers and Directors..................             2,853,962(9)                         13.1%
as a group (7 persons)








Westport Asset Management, Inc.                                    1,544,152(10)                         7.6%
    253 Riverside Avenue
    Westport CT.  06880

Millbrook Partners, L.P...............................             1,327,600(11)                         6.5%(7)
    2102 Sawgrass Village Dr., Ponte Vedra Beach
    Florida 32082

Marvin Schwartz.......................................             1,324,615(12)                         6.5%(8)
    c/o Neuberger & Berman, LLC,
    605 Third Avenue, New York, NY 10158-3698

Royce & Associates, Inc...............................           1,1,324,615(13)                         5.6%
    1414 Avenue of the Americas
    New York N.Y  10019



*        Less than 1%.

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days upon the exercise of an option are treated as outstanding for purposes of determining beneficial ownership and the percent beneficially owned by such individual and for the executive officers and directors as a group.

(2) Includes 402,250shares that Mr. Franklin has a right to acquire within 60 days upon the exercise of options. Excludes 7,691 shares held in trust for Mr. Franklin's minor children, as to which shares Mr. Franklin disclaims beneficial ownership.

(3) Includes 308,588 shares that Mr. Capra has right to acquire within 60 days upon exercise of options.

(4) Includes 121,875 shares that Mr. Ashken has a right to acquire within 60 days upon the exercise of options. Excludes 2,500 shares held in trust for Mr. Ashken's minor children, as to which shares Mr. Ashken disclaims beneficial ownership.

(5) Includes 110,210 shares that Mr. Augur has right to acquire within 60 days upon exercise of options.

(6) Includes 2,500 shares that the Director has a right to acquire within 60 days upon the exercise of options.

(7) Includes 352,671 shares that Mr. Baumgartner has right to acquire within 60 days upon exercise of options.

(8) Includes 97,500 shares that Mr. Sullivan has a right to acquire within 60 days upon the exercise of options and 848 shares with respect to which Mr. Sullivan shares voting and investment power with his spouse.

(9) Includes 1,450,618 shares that members of the group have a right to acquire within 60 days upon the exercise of options. Excludes 10,191 shares held in trust for directors' children, as to which they disclaim beneficial ownership.

(10) Shareholdings indicated are adjusted to reflect the effect of the ILC Merger and the Company's one-for-two reverse stock split, occurring on March 12, 1998 and March 11, 1998, based on a Schedule 13G dated

         February 13, 1997. Westport Asset Management, Inc. ("Westport") reported beneficial ownership of 700,500 shares of ILC common stock, of which it reported 691,500 shares were held in discretionary managed accounts and 8,900 shares were beneficially owned by officers and stockholders of Westport.

(11) Shareholdings indicated are adjusted to reflect the effect of the ILC Merger and the Company's one-for-two reverse stock split, occurring on March 12 and March 11, 1998, respectively, based on a Schedule 13D filed March 31, 1997. Millbrook Partners, L.P. ("Millbrook") and Mark
         M. Mathes, its general partner, reported that, as of December 31, 1996 they held an aggregate 2,655,200 shares of the Company's common stock, or 15.2% of the shares then outstanding. Millbrook and Mr. Mathes reported that they share voting and dispositive power with respect to 2,577,200 of such shares, or 14.7% of the shares then outstanding, while Mr. Mathes holds sole voting and dispositive power with respect to 78,000 of such shares.

(12) Based on a Schedule 13D dated March 26, 1998. Marvin Schwartz, acting in his personal capacity and not as a principal of Neuberger & Berman, LLC ("N&B"), reported that he is the beneficial owner of 1,324,615 shares of the Company's common stock, constituting 6.5% of the total shares outstanding as of that date. Mr. Schwartz reported that 500,307 of such shares are held in his personal account. Mr. Schwartz reported that 824,308 of such shares are held in street name in accounts for the benefit of M

(13) Schwartz's family; Mr. Schwartz reported that he holds discretionary and shared dispositive power over such accounts. Mr. Schwartz reported that N&B has no voting or dispositive power over any of such shares. Shareholdings indicated are adjusted to reflect the effect of the ILC Merger and the Company's one-for-two reverse stock split, occurring on March 11 and March 12, 1998, respectively, based on a
         Schedule 13G/A dated June 6, 1997. A group including Mr. Charles Royce, Royce & Associates ("Royce") and Royce Management Company ("RMC") reported beneficial ownership of 519,920 shares of ILC common stock, of which 461,620 shares were reported to be owned by Royce and 58,300 were reported to be owned by RMC. Mr. Royce disclaimed beneficial ownership of any such shares.

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

         The Company's non-employee Directors receive automatically stock option grants under the terms of the Company's 1996 Stock Incentive Plan (as amended). Each of Mr. Franklin, Mr. Ashken and Mr. Sullivan also has received stock option grants under the terms of the 1996 Stock Incentive Plan, and Messrs. Franklin, Ashken, Capra, Baumgartner and Sullivan have entered into agreements with the Company. See "Executive Compensation."

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

         Ms. Nora A. Bailey, a member of the Company's Board of Directors since May 1996, is an attorney specializing in federal tax law. Martin E. Franklin, Ian G.H. Ashken, David L. Moore, William T. Sullivan and Nora A. Bailey continued to serve as directors of the Company after the ILC Merger. In her professional capacity she has rendered legal advice and related services to both the Company and its predecessor, Benson. Ms. Bailey has rendered such services both prior to and subsequent to her appointment to the Company's Board of Directors, and it is anticipated that she from time to time in the future will be engaged to provide similar legal services to the Company. All fees paid to Ms. Bailey in connection with such services have been agreed in arms' length negotiations and are in accordance with Ms. Bailey's usual and customary billing practices. Fees paid to Ms. Bailey by the Company in connection with such services are not paid in consideration of her services as a director. Aggregate fees billed to the Company by Ms. Bailey during 1997 were approximately $90,000.


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

         CONSOLIDATED FINANCIAL STATEMENTS:                                                                 PAGE:
                  Reports of Independent Accountant..............................................            ___

                  Consolidated Balance Sheets at December 31, 1997 and 1996                                  ___

                  Consolidated Statements of Operations for the years
                     ended December 31, 1997, 1996 and 1995......................................            ___

                  Consolidated Statements of Stockholders' Equity for the years
                     ended December 31, 1997, 1996 and 1995......................................            ___

                  Consolidated Statements of Cash Flows for the years ended
                     December 31, 1997, 1996 and 1995............................................            ___

                  Notes to Consolidated Financial Statements.....................................            ___

         2.       FINANCIAL STATEMENT SCHEDULES:

                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3.       EXHIBITS:

         The following exhibits are filed herewith:

EXHIBIT NO.                                          DESCRIPTION

         2.1 Agreement and Plan of Merger, dated as of October 30, 1997, by and among the Company, BILC Acquisition Corp. and ILC. Incorporated by reference to Exhibit 2.1 of the Company's registration statement on Form S-4, Registration No. 333-40519 (the "S-4 Registration Statement".)

         2.2 Amendment No. 1 to the Merger Agreement dated January 6, 1998 by and among the Company Acquisition Corp. and ILC. Incorporated by reference to Exhibit 2.2 of the S-4 Registration Statement.

         3.1 Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company 's Registration Statement on Form S-1, as amended, Registration Statement No. 333-3186 (the "S-1 Registration Statement.")

         3.2      By-laws of the Company. Incorporated by reference to Exhibit
                  3.2 to the S-1 Registration Statement.

         3.3 Certificate of Designations of the Series A Preferred Stock of the Company. Incorporated by reference to Exhibit 3.1 to the Current Report on the Company's Form 8-K, date of event July 10, 1997.

*        3.4      Certificate of Amendment to the Restated Certificate of
                  Incorporation of the Company.

*        3.5      Amendment No. 1 to By-laws of the Company.

         4.1 The Company's 1996. Stock Incentive Plan. Incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement.

         4.2 Agreement for Conversion and Exchange of Note, by and among Benson Eyecare Corporation; the Company ; and Convertible Note holders. Incorporated by reference to Annex F to Benson Eyecare Corporation's Proxy Statement dated April 5, 1996, File No. 1-9435.

         4.3 The Company 1996 Employee Stock Purchase Plan (this exhibit as filed includes the subscription and withdrawal forms for Plan participants). Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Reports on Form 10-Q for the period ended June 30, 1996.

         4.4 Registration Rights Agreement, dated as of May 3, 1996, by and among the Company and Convertible Note holders. Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3, as amended, Registration No. 333-18947 ("S-3 Registration Statement").

         4.5 Indenture, dated as of May 3, 1996, including form of Convertible Note. Incorporated by reference to Exhibit 4.5 to S-3 Registration Statement

*        4.6      The Company's Amended and Restated 1996 Stock Incentive Plan.

         10.1 Agreement and Plan of Merger, dated as of February 11, 1996, between Essilor International, S.A., Essilor of America, Inc., Essilor Acquisition Corporation, Benson Eyecare Corporation, the Company and Omega Opco, Inc. Incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement.

         10.2 Form of Spinoff Agreement between Benson Eyecare Corporation and the Company. Incorporated by reference to Exhibit 10.2 to the S-1 Registration Statement.

         10.3 Indemnification Agreement dated as of February 11, 1996, by and among Essilor International, S.A., Essilor of America, Inc., Essilor Acquisition Corporation, Benson Eyecare Corporation, and the Company . Incorporated by reference to
                  Exhibit 10.3 to the S-1 Registration Statement.

         10.4 Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 10-Q for the period ending March 31, 1996.

         10.5 Asset Purchase Agreement dated as of February 11, 1996, by and among Benson Eyecare Corporation, the Company and Optical Radiation Corporation and Monsanto Company. Incorporated by reference to Exhibit 10.2 to Benson Eyecare Corporation's Current Report on Form 8-K date of event February 12, 1996.

         10.6 Credit Agreement among the Company and NationsBank, N.A., et al, dated as of April 3, 1996. Filed together with such
                  Exhibit 10.6 are copies of the following ancillary agreements (incorporated by reference to Exhibit 106 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996).

                  (a) Subsidiary Guaranty Agreement dated as of April 3, 1996, among certain subsidiaries of the Company and NationsBank, N.A.

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

                  (c) Intellectual Property Security Agreement dated as of April 3, 1996.

                  (d)      Stock Pledge Agreement, dated as of April 3, 1996.

                  (e) Collateral Assignment of Partnership Interests, dated as of April 3, 1996.

                  (f)      Security Agreement, dated as of April 3, 1996.

         10.7 Amendment No. 1 to Credit Agreement (see Exhibit 10.6 above) dated as of June 17, 1996, by and among the Company, et al. Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.8 Amendment No. 2 to Credit Agreement (see Exhibit 10.6, above) dated as of October 31, 1996, by and among the Company et al. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

         10.9 Amendment No. 3 to Credit Agreement (see Exhibit 10.6, above), dated December 1996, by and among the Company, et al. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.10 Stock Purchase Agreement, dated as of November 13, 1996, by and among the Company, Foster Grant Group, L.P., Foster Grant Holdings, L.P. and Accessories Associates, Inc. Incorporated by reference to Exhibit 2.1 to the Company 's Quarterly Report on Form 10-Q/A for the period ended September 30, 1996.

         10.11 Employment Agreement dated as of July 1, 1993, between the Company and Mr. Martin E. Franklin. Incorporated by reference to Exhibit 10.34 to Benson Eyecare Corporation's Registration Statement on Form S-1, Registration No. 33-63864 (the "Benson S-1 Registration Statement").

         10.12 Amendment No. 1, dated as of October 31, 1996, to Employment Agreement dated July 1, 1993, between the Company and Mr. Martin E. Franklin. Incorporated by reference to Exhibit
                  10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.13 Employment Agreement dated as of July 1, 1993, between the Company and Mr. Ian G.H. Ashken. Incorporated by reference to Exhibit 10.2 to Benson S-1 Registration Statement.

         10.14 Amendment No. 1, dated as of October 31, 1996, to Employment Agreement dated July 1, 1993, between the Company and Mr. Ian G.H. Ashken. Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.15 Merger Agreement dated as of June 30, 1994, among the Company (as assignee), Benson Acquisition Company, Inc. and Optical Radiation Corporation. Incorporated by reference to
                  Exhibit 99.1 to Benson Eyecare Corporation's Current Report on Form 8-K, date of event June 30, 1994.

         10.16 Amendment No. 1 to Merger Agreement, dated as of July 6, 1994, among the Company (as assignee), Benson Acquisition Company, Inc. and Optical Radiation Corporation. Incorporated by reference to Exhibit 99.2 to Benson Eyecare Corporation's Current Report on Form 8-K, date of event June 30, 1994.

         10.17 Amendment No. 2 to Merger Agreement, dated as of August 29, 1994, by and among the Company, Optical Radiation Corporation and Benson Acquisition Corporation. Incorporated by reference to Annex E to Benson Eyecare Corporation's registration Statement on Form S-4, dated September 12, 1994.

         10.18 Agreement and Plan of Reorganization, dated as of September 30, 1994, by and among Superior Vision Services, Inc. the Company (as assignee) and Charles D. Fritch, M.D. The Company agrees to furnish supplementally to the Commission upon request a copy of any omitted schedules or exhibits. Incorporated by reference to Exhibit 10.2 to Benson Eyecare Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

         10.19 Loan Agreement by and among the Company (as assignee) and First Interstate Bank of Texas, N.A. relating to the real property located in Dallas, Texas. Incorporated by reference to Exhibit 10.24 to Benson Eyecare Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

         10.20 First Amendment to Loan Agreement (see Exhibit 10.19, above) and other loan documents, dated May 3, 1996, by and among Foster Grant Group, L.P., the Company, and, first Interstate Bank of Texas, N.A. Incorporated by reference to Exhibit
                  10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.21 Second Amendment to Loan Agreement (see Exhibit 10.19, above) and Other Loan Documents, dated December 12, 1996, by and among Wells Fargo Bank (Texas), N.A. (as successor to First Interstate Bank of Texas, N.A.), ORC Management Corporation, Foster Grant Group, L.P., and the Company. Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.22 Deed of Trust, Security Agreement and Financing Statement, dated March 31, 1995, relating to mortgage of real property located in Dallas, Texas, Incorporated by reference to
                  Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.23 Agreement and Plan of Merger, dated as of July 26, 1995, among Benson Eyecare Corporation, Benson Acquisition Corp., and Bolle America, Inc. Incorporated by reference to Exhibit
                  10.1 to Benson Eyecare Corporation's Current Report on Form 8-K, dated August 3, 1995.

         10.24 Separation Agreement by and between the Company and Mr. William T. Sullivan. Incorporated by reference to Exhibit
                  10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.25 Amended and Restated Share purchase Agreement, dated July 9, 1997, by and among the Company, and Bolle Inc., on the one hand, and Mr. Robert Bolle, Mr. Maurice Bolle, Mr. Franck Bolle, Mrs. Patricia Bolle Passaquay, Ms. Brigitte Bolle and Mrs. Christelle Roche (collectively, the

                  "Sellers"). Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, date of event July 10, 1997.

         10.26 Warrant Agreement, dated as of July 9, 1997, by and among the Company and each of the Sellers. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on the Form 8-K, date of event July 10, 1997.

         10.27 Amendment and Restated Credit Agreement, dated as of July 10, 1997, among the Company as Borrower, and NationsBank National Association, Bank of Boston Connecticut, Caisse Nationale de Credit Agricole, European American Bank, Imperial Bank, National City Bank of Kentucky, and the other financial institutions from time to time parties thereto, as Lenders, and NationsBank, National Association, as Agent. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, date of event July 10, 1997.

         10.28 Voting Agreement dated as of October 30, 1997, between ILC and Martin E. Franklin. Incorporated by reference to Exhibit
                  10.28 of the S-4 Registration Statement.

         10.29 Voting Agreement dated as of October 30, 1997 between the Company, Acquisition Corp. and Henry C. Baumgartner. Incorporated by reference to Exhibit 10.29 of the S-4 Registration Statement.

         10.30 Indemnification Agreement between the Company, Acquisition Corp. and Bolle. Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, date of event - March 11, 1998.

         10.31 Bill of Sale and Assignment Agreement between the Company and Bolle. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, date of event - March 11, 1998.

         10.32 Management Services Agreement between Bolle and the Company. Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, date of event - March 11, 1998.

         10.33 Fairness Opinion of Raymond James & Associates, Inc. (incorporated by reference from Annex D to the Joint Proxy Statement/Prospectus in the S-4 Registration Statement).

         10.34 Fairness Opinion of Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference from Annex E to the Joint Proxy Statement/Prospectus).

         10.35 Assignment Agreement and First Amendment to Amended and Restated Credit Agreement, dated as of March 11, 1998 among the Company, ORC Technologies, Inc., ORC Management Corporation, Bolle America, Inc., Bolle Inc. and NationsBank, National Association, et al. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, date of event - March 11, 1998.

         10.36 Second Amended and Restated Credit Agreement among the Company and NationsBank, National Association, et al., dated as of March 12, 1998. Incorporated by reference to Exhibit
                  10.3 to the Company's Current Report on Form 8-K, date of event - March 11, 1998. Filed together with such Exhibit
                  10.3 are copies of the following agreements:

                  (a) Second Amended and Restated Guaranty Agreement dated as of March 12, 1998.

                  (b) Second Amended and Restated Intellectual Property Security Agreement, dated as of March 12, 1998.

                  (c) Second Amended and Restated Stock Pledge Agreement, dated as of March 12, 1998.

                  (d) Second Amended and Restated Security Agreement, dated as of March 12, 1998.

*        10.37    Agreement between Henry C. Baumgartner and the Company, dated as of March 12, 1998..

*        10.38    Agreement between Richard D. Capra and the Company, dated as of March 12, 1998.

*        21       Subsidiaries of the Registrant.

*        24.1     Consent of Price Waterhouse LLP.

*        27       Financial Data Schedule (for electronic filing only).

*  FILED ELECTRONICALLY HEREWITH.


(B) REPORTS ON FORM 8-K IN THE FOURTH QUARTER OF 1997:

                  (i) The Company filed no Reports on Form 8-K in the fourth quarter of 1996.

                           LUMEN TECHNOLOGIES, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of April, 1998.

                                            Lumen Technologies, Inc.


                                            By:  /s/ Martin E. Franklin
                                                 -------------------------
                                                     Martin E. Franklin
                                                     Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/  Martin E. Franklin                         /s/  Richard D. Capra
------------------------------------            --------------------------------
Martin E. Franklin                              Richard D. Capra
Director and Chairman of the Board              Director and Chief Executive Officer

Dated: April 10, 1998                           Dated: April 10, 1998


/s/  Ian G.H. Ashken                            /s/  David L. Moore
------------------------------------            --------------------------------
Ian G. H. Ashken                                David L. Moore
Director and Chief Financial Officer,           Director
Executive Vice President of Finance and
Administration;                                 Dated: April 10, 1998

Dated: April 10, 1998


/s/  Nora A. Bailey
------------------------------------            --------------------------------
Nora A. Bailey                                  William T. Sullivan
Director                                        Director

Dated: April 10, 1998                           Dated:         , 1998


/s/  Harrison H. Augur                          /s/ George B. Clairmont
------------------------------------            --------------------------------
Harrison H. Augur                               George C. Clairmont
Director                                        Director

Dated:         , 1998                           Dated: April 10, 1998




------------------------------------



Henry C. Baumgartner
Director

Dated:             , 1998
      -------------

                                 EXHIBIT INDEX


         2.1 Agreement and Plan of Merger, dated as of October 30, 1997, by and among the Company, BILC Acquisition Corp. and ILC. Incorporated by reference to Exhibit 2.1 of the Company's registration statement on Form S-4, Registration No. 333-40519 (the "S-4 Registration Statement".)

         2.2 Amendment No. 1 to the Merger Agreement dated January 6, 1998 by and among the Company Acquisition Corp. and ILC. Incorporated by reference to Exhibit 2.2 of the S-4 Registration Statement.

         3.1 Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company 's Registration Statement on Form S-1, as amended, Registration Statement No. 333-3186 (the "S-1 Registration Statement.")

         3.2      By-laws of the Company. Incorporated by reference to Exhibit
                  3.2 to the S-1 Registration Statement.

*        3.3      Certificate of Designations of the Series A Preferred Stock
                  of the Company. Incorporated by reference to Exhibit 3.1 to the Current Report on the Company's Form 8-K, date of event
                  July 10, 1997.

*        3.4      Certificate of Amendment to the Restated Certificate of
                  Incorporation of the Company.

         3.5      Amendment No. 1 to By-laws of the Company.

         4.1 The Company's 1996. Stock Incentive Plan. Incorporated by reference to Exhibit 4.1 to the S-1 Registration Statement.

         4.2 Agreement for Conversion and Exchange of Note, by and among Benson Eyecare Corporation; the Company ; and Convertible Note holders. Incorporated by reference to Annex F to Benson Eyecare Corporation's Proxy Statement dated April 5, 1996, File No. 1-9435.

         4.3 The Company 1996 Employee Stock Purchase Plan (this exhibit as filed includes the subscription and withdrawal forms for Plan participants). Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Reports on Form 10-Q for the period ended June 30, 1996.

         4.4 Registration Rights Agreement, dated as of May 3, 1996, by and among the Company and Convertible Note holders. Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3, as amended, Registration No. 333-18947 ("S-3 Registration Statement").

         4.5 Indenture, dated as of May 3, 1996, including form of Convertible Note. Incorporated by reference to Exhibit 4.5 to S-3 Registration Statement.

*        4.6      The Company's Amended and Restated 1996 Stock Incentive Plan.

         10.1 Agreement and Plan of Merger, dated as of February 11, 1996, between Essilor International, S.A., Essilor of America, Inc., Essilor Acquisition Corporation, Benson Eyecare Corporation, the Company and Omega Opco, Inc. Incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement.

         10.2 Form of Spinoff Agreement between Benson Eyecare Corporation and the Company. Incorporated by reference to Exhibit 10.2 to the S-1 Registration Statement.

         10.3 Indemnification Agreement dated as of February 11, 1996, by and among Essilor International, S.A., Essilor of America, Inc., Essilor Acquisition Corporation, Benson Eyecare Corporation, and the Company. Incorporated by reference to
                  Exhibit 10.3 to the S-1 Registration Statement.

         10.4 Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 10-Q for the period ending March 31, 1996.

         10.5 Asset Purchase Agreement dated as of February 11, 1996, by and among Benson Eyecare Corporation, the Company and Optical Radiation Corporation and Monsanto Company. Incorporated by reference to Exhibit 10.2 to Benson Eyecare Corporation's Current Report on Form 8-K date of event February 12, 1996.

         10.6 Credit Agreement among the Company and NationsBank, N.A., et al, dated as of April 3, 1996. Filed together with such
                  Exhibit 10.6 are copies of the following ancillary agreements (incorporated by reference to Exhibit 106 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996).

                  (a) Subsidiary Guaranty Agreement dated as of April 3, 1996, among certain subsidiaries of the Company and NationsBank, N.A.

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

                  (c) Intellectual Property Security Agreement dated as of April 3, 1996.

                  (d)      Stock Pledge Agreement, dated as of April 3, 1996.

                  (e) Collateral Assignment of Partnership Interests, dated as of April 3, 1996.

                  (f)      Security Agreement, dated as of April 3, 1996.

         10.7 Amendment No. 1 to Credit Agreement (see Exhibit 10.6 above) dated as of June 17, 1996, by and among the Company, et al. Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.8 Amendment No. 2 to Credit Agreement (see Exhibit 10.6, above) dated as of October 31, 1996, by and among the Company et al. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

         10.9 Amendment No. 3 to Credit Agreement (see Exhibit 10.6, above), dated December 1996, by and among the Company, et al. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.10 Stock Purchase Agreement, dated as of November 13, 1996, by and among the Company, Foster Grant Group, L.P., Foster Grant Holdings, L.P. and Accessories Associates, Inc. Incorporated by reference to Exhibit 2.1 to the Company 's Quarterly Report on Form 10-Q/A for the period ended September 30, 1996.

         10.11 Employment Agreement dated as of July 1, 1993, between the Company and Mr. Martin E. Franklin. Incorporated by reference to Exhibit 10.34 to Benson Eyecare Corporation's Registration Statement on Form S-1, Registration No. 33-63864 (the "Benson S-1 Registration Statement").

         10.12 Amendment No. 1, dated as of October 31, 1996, to Employment Agreement dated July 1, 1993, between the Company and Mr. Martin E. Franklin. Incorporated by reference to Exhibit
                  10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.13 Employment Agreement dated as of July 1, 1993, between the Company and Mr. Ian G.H. Ashken. Incorporated by reference to Exhibit 10.2 to Benson S-1 Registration Statement.

         10.14 Amendment No. 1, dated as of October 31, 1996, to Employment Agreement dated July 1, 1993, between the Company and Mr. Ian G.H. Ashken. Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.15 Merger Agreement dated as of June 30, 1994, among the Company (as assignee), Benson Acquisition Company, Inc. and Optical Radiation Corporation. Incorporated by reference to
                  Exhibit 99.1 to Benson Eyecare Corporation's Current Report on Form 8-K, date of event June 30, 1994.

         10.16 Amendment No. 1 to Merger Agreement, dated as of July 6, 1994, among the Company (as assignee), Benson Acquisition Company, Inc. and Optical Radiation Corporation. Incorporated by reference to Exhibit 99.2 to Benson Eyecare Corporation's Current Report on Form 8-K, date of event June 30, 1994.

         10.17 Amendment No. 2 to Merger Agreement, dated as of August 29, 1994, by and among the Company, Optical Radiation Corporation and Benson Acquisition Corporation. Incorporated by reference to Annex E to Benson Eyecare Corporation's registration Statement on Form S-4, dated September 12, 1994.

         10.18 Agreement and Plan of Reorganization, dated as of September 30, 1994, by and among Superior Vision Services, Inc. the Company (as assignee) and Charles D. Fritch, M.D. The Company agrees to furnish supplementally to the Commission upon request a copy of any omitted schedules or exhibits. Incorporated by reference to Exhibit 10.2 to Benson Eyecare Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

         10.19 Loan Agreement by and among the Company (as assignee) and First Interstate Bank of Texas, N.A. relating to the real property located in Dallas, Texas. Incorporated by reference to Exhibit 10.24 to Benson Eyecare Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

         10.20 First Amendment to Loan Agreement (see Exhibit 10.19, above) and other loan documents, dated May 3, 1996, by and among Foster Grant Group, L.P., the Company, and, first Interstate Bank of Texas, N.A. Incorporated by reference to Exhibit
                  10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.21 Second Amendment to Loan Agreement (see Exhibit 10.19, above) and Other Loan Documents, dated December 12, 1996, by and among Wells Fargo Bank (Texas), N.A. (as successor to First Interstate Bank of Texas, N.A.), ORC Management Corporation, Foster Grant Group, L.P., and the Company. Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.22 Deed of Trust, Security Agreement and Financing Statement, dated March 31, 1995, relating to mortgage of real property located in Dallas, Texas, Incorporated by reference to
                  Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.23 Agreement and Plan of Merger, dated as of July 26, 1995, among Benson Eyecare Corporation, Benson Acquisition Corp., and Bolle America, Inc. Incorporated by reference to Exhibit
                  10.1 to Benson Eyecare Corporation's Current Report on Form 8-K, dated August 3, 1995.

         10.24 Separation Agreement by and between the Company and Mr. William T. Sullivan. Incorporated by reference to Exhibit
                  10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.25 Amended and Restated Share purchase Agreement, dated July 9, 1997, by and among the Company, and Bolle Inc., on the one hand, and Mr. Robert Bolle, Mr. Maurice Bolle, Mr. Franck Bolle, Mrs. Patricia Bolle Passaquay, Ms. Brigitte Bolle and Mrs. Christelle Roche (collectively, the "Sellers"). Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, date of event July 10, 1997.

         10.26 Warrant Agreement, dated as of July 9, 1997, by and among the Company and each of the Sellers. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on the Form 8-K, date of event July 10, 1997.

         10.27 Amendment and Restated Credit Agreement, dated as of July 10, 1997, among the Company as Borrower, and NationsBank National Association, Bank of Boston Connecticut, Caisse Nationale de Credit Agricole, European American Bank, Imperial Bank, National City Bank of Kentucky, and the other financial institutions from time to time parties thereto, as Lenders, and NationsBank, National Association, as Agent. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, date of event July 10, 1997.

         10.28 Voting Agreement dated as of October 30, 1997, between ILC and Martin E. Franklin. Incorporated by reference to Exhibit
                  10.28 of the S-4 Registration Statement.

         10.29 Voting Agreement dated as of October 30, 1997 between the Company, Acquisition Corp. and Henry C. Baumgartner. Incorporated by reference to Exhibit 10.29 of the S-4 Registration Statement.

         10.30 Indemnification Agreement between the Company, Acquisition Corp. and Bolle. Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, date of event - March 11, 1998.

         10.31 Bill of Sale and Assignment Agreement between the Company and Bolle. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, date of event - March 11, 1998.

         10.32 Management Services Agreement between Bolle and the Company. Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, date of event - March 11, 1998..

         10.33 Fairness Opinion of Raymond James & Associates, Inc. (incorporated by reference from Annex D to the Joint Proxy Statement/Prospectus in the S-4 Registration Statement).

         10.34 Fairness Opinion of Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference from Annex E to the Joint Proxy Statement/Prospectus).

         10.35 Assignment Agreement and First Amendment to Amended and Restated Credit Agreement, dated as of March 11, 1998 among the Company, ORC Technologies, Inc., ORC Management Corporation, Bolle America, Inc., Bolle Inc. and NationsBank, National Association, et al. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, date of event - March 11, 1998.

         10.36 Second Amended and Restated Credit Agreement among the Company and NationsBank, National Association, et al., dated as of March 12, 1998. Incorporated by reference to Exhibit
                  10.3 to the Company's Current Report on Form 8-K, date of event - March 11, 1998. Filed together with such Exhibit
                  10.3 are copies of the following agreements:

                  (a) Second Amended and Restated Guaranty Agreement dated as of March 12, 1998.

                  (b) Second Amended and Restated Intellectual Property Security Agreement, dated as of March 12, 1998.

                  (c) Second Amended and Restated Stock Pledge Agreement, dated as of March 12, 1998.

                  (d) Second Amended and Restated Security Agreement, dated as of March 12, 1998.

*        10.37    Agreement between Henry C. Baumgartner and the Company, dated as of March 12, 1998.

*        10.38    Agreement between Richard D. Capra and the Company, dated as of March 12, 1998.

*        21       Subsidiaries of the Registrant.

*        24.1     Consent of Price Waterhouse LLP.


*        27       Financial Data Schedule (for electronic filing only).


* FILED ELECTRONICALLY HEREWITH.