Form 10-Q
period 1998-03-31
BEC GROUP INC
filed 1998-05-15
CIK 1008114

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO________

COMMISSION FILE NUMBER 001-14210

                            LUMEN TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Delaware                                       13-3868804
(STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)

Suite B-302
555 Theodore Fremd Avenue                                            10580
Rye, New York                                                   _______________
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                            (ZIP CODE)

Registrant's telephone number, including area code:  (914) 967-9400

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   X   NO
    ----     ----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.


      COMMON SHARES, PAR VALUE $.01--20,572,784 SHARES AS OF MAY 14, 1998

                         PART I. FINANCIAL INFORMATION

ITEM 1.         CONDENSED FINANCIAL STATEMENTS
                            LUMEN TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                       March 31,                December 31,
ASSETS                                                                                   1998                       1997
                                                                                       ---------                -----------
Current assets:
Cash and cash equivalents                                                               $   1,348                  $      762
Trade receivables, net                                                                     25,562                      10,214
Inventories                                                                                30,087                       9,534
Investment in and net receivable from discontinued operations                                                          51,567
Other current assets                                                                        3,941                       6,094
                                                                                ------------------        --------------------
    Total current assets                                                                   60,938                      78,171
Property and equipment, net                                                                37,987                      13,763
Goodwill, net                                                                              43,296                      12,138
Intangible assets, net                                                                      1,208                       1,225
Equity in and notes receivable from affiliated companies                                                                8,773
Other assets                                                                                5,789                       5,619
                                                                                ------------------        --------------------
         Total assets                                                                    $149,218                    $119,689
                                                                                ===================       =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term debt and current maturities of long term debt                                $  20,709                   $  25,458
Accounts payable                                                                           13,644                       4,891
Other accrued expenses                                                                     27,325                      13,485
                                                                                ------------------        --------------------
    Total current liabilities                                                              61,678                      43,834
Long-term debt                                                                             28,500                      31,349
Non-recourse long-term debt                                                                8,508
Convertible subordinated notes                                                             14,731                      23,742
Other                                                                                       7,664                       8,307
                                                                                ------------------        --------------------
         Total liabilities                                                                121,081                     107,232
                                                                                ------------------        --------------------

Mandatorily redeemable preferred stock                                                                                  9,294
Minority interests                                                                             35

Stockholders' equity:
Common stock - par value $.01; 50,000 shares                                                  205                          88
  authorized; 20,469 and 8,815 shares issued
Additional paid-in capital                                                                 68,311                      28,743
Treasury stock - 2 shares, at cost                                                                                        (17)
Accumulated deficit                                                                       (40,414)                    (25,651)
                                                                                ------------------        --------------------
         Total stockholders' equity                                                        28,102                       3,163
                                                                                ------------------        --------------------
         Total  liabilities and stockholders' equity                                     $149,218                    $119,689
                                                                                ==================        ====================

           (See accompanying notes to condensed financial statements.)

                                             LUMEN TECHNOLOGIES, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, except per share data)
                                                    (Unaudited)

                                                                          Quarter ended March 31,
                                                                 -----------------------------------------
                                                                      1998                       1997
                                                                      ----                       ----
REVENUES:
Net sales                                                             $ 28,715                   $ 10,963

COSTS AND EXPENSES:
Cost of sales                                                           19,078                      6,506
Selling, general and administrative                                      6,683                      2,564
Merger and spinoff related nonrecurring, non-cash charges               16,704
Interest expense                                                         1,195                        803
Other (income) expense                                                      20                       (431)
                                                                 --------------             --------------
Total costs and expenses                                                43,680                      9,442
                                                                 --------------             --------------

Income (loss) from continuing operations before taxes                  (14,965)                     1,521
Provision for (benefit from) income taxes                                 (923)                       483
Minority interests                                                          35
                                                                 --------------             --------------
Income (loss) from continuing operations                               (14,077)                     1,038
Loss from discontinued operations                                         (686)                      (413)
                                                                 --------------             --------------
Net income (loss)                                                     $(14,763)                  $    625
                                                                 ==============             ==============

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                                   11,533                      8,755
Diluted                                                                 11,981                      8,780

BASIC EARNINGS (LOSS) PER SHARE:
From continuing operations                                            $  (1.22)                  $   0.12
From discontinued operations                                             (0.06)                     (0.05)
                                                                 --------------             --------------
                                                                      $  (1.28)                  $   0.07
                                                                 --------------             --------------

DILUTED EARNINGS (LOSS) PER SHARE:
From continuing operations                                            $  (1.22)                  $   0.12
From discontinued operations                                             (0.06)                     (0.05)
                                                                 --------------             --------------
                                                                      $  (1.28)                  $   0.07
                                                                 --------------             --------------


         (See accompanying notes to condensed financial statements.)

                                             LUMEN TECHNOLOGIES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)

                                                                            Quarter ended March 31,
                                                                    ---------------------------------------
                                                                         1998                      1997
                                                                    --------------             ------------
Cash flows from operating activities:
   Net cash used by continuing operations                             $  (4,293)                $    (171)
   Net cash used by discontinued operations                                                          (554)
                                                                    --------------             ------------
         Net cash used by operating activities                        $  (4,293)                $    (725)
                                                                    --------------             ------------

Cash flows from investing activities:
   Cash expended on acquisitions, net of cash received                      301                      (878)
   Capital expenditures                                                    (431)                     (340)
   Net cash used by discontinued operations                                 (17)                      (47)
                                                                    --------------             ------------
         Net cash used by investing activities                        $    (147)                $  (1,265)
                                                                    --------------             ------------

Cash flows from financing activities:
   Proceeds from (payments on) revolving credit line                     (4,470)                    2,145
   Proceeds fromon (payments on) long term obligations                   (5,284)                     (618)
   Proceeds from (payments on) short term obligations                    (2,102)
   Proceeds from issuances of common stock                                  116
   Purchases of treasury stock                                                                       (234)
   Net cash provided by discontinued operations                          16,766                       601
                                                                    --------------             ------------
         Net cash provided by financing activities                    $   5,026                 $   1,894
                                                                    --------------             ------------

Net increase (decrease ) in cash                                      $     586                 $    (96)
Cash and cash equivalents at beginning of period                            762                     2,164
                                                                    --------------             ------------
Cash and cash equivalents at end of period                            $   1,348                 $   2,068
                                                                    ==============             ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Non cash investing and financing activities:

In March 1998, the Company completed the ILC Merger and Spinoff (as defined in
Note 1). In connection with these transactions, certain assets and liabilities of the Company were assigned to Bolle pursuant to the Contribution Agreement (as defined in Note 1). In addition, the Company contributed approximately $17 million of intercompany receivables to its investment in Bolle prior to the Spinoff.

The Company cancelled its Series A Mandatorily Redeemable Preferred Stock of $9.3 million in exchange for the settlement of a portion of the intercompany receivables from Bolle described above.


          (See accompanying notes to condensed financial statements.)

                            LUMEN TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

On March 11, 1998, Lumen Technologies, Inc. (the "Company") distributed its subsidiary, Bolle Inc. ("Bolle"), to its stockholders via a spinoff (the "Spinoff"). In the Spinoff, Company stockholders received one share of Bolle common stock for every three shares of Company common stock. In conjunction with the Spinoff, the Company and Bolle entered into a Management Services Agreement and a Bill of Sale and Assignment Agreement (the "Contribution Agreement"). The Management Services Agreement provides management services to Bolle for an agreed fee. In accordance with the Contribution Agreement, (i) the Company assigned to Bolle all of the Company's assets other than the assets related to the ORC Technologies, Inc. ("ORC") Business (as defined in the Contribution Agreement) and certain other specific assets retained by the Company, and (ii) Bolle assumed all of the Company's liabilities prior to the Spinoff other than those related to the ORC Business and certain specific liabilities.

On March 12, 1998, the Company (through its wholly-owned subsidiary, BILC Acquisition Corp.) completed its merger with ILC Technology, Inc. (the "ILC Merger"). Under the terms of the agreement, ILC shareholders received 2.2042 shares of company Common Stock for each share of ILC common stock outstanding. Immediately prior to and in conjunction with the ILC Merger, the Company changed its name to Lumen Technologies, Inc. and effected a one-for-two reverse stock split. The effect of the one-for-two reverse split has been retroactively presented in these financial statements.

The accompanying unaudited condensed financial statements reflect (i) the continuing operations of ORC and ILC; (ii) Bolle net assets as of December 31, 1997 as "Investment in and net receivables from discontinued operations" and Bolle's results of operations as discontinued for all periods presented; (iii) the ILC Merger; and, (iv) the disposition of certain assets and liabilities pursuant to the Contribution Agreement.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles, Regulation S-X and the instructions for Form 10-Q. These statements contain all adjustments, consisting only of normal recurring adjustments, except for adjustments made in connection with the Spinoff and ILC Merger described in Notes 3 and 4, which in the opinion of management are necessary to fairly present the consolidated financial position of the Company as of March 31, 1998 and its results of operations for the three months ended March 31, 1998 and 1997 and its cash flows for the three months ended March 31, 1998 and 1997. The results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated balance sheet as of December 31, 1997 reflects the investment in discontinued operations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - DISCONTINUED OPERATIONS

As described in Note 1, on March 11, 1998 the Company completed the Spinoff. Accordingly the results of operations of Bolle have been included in discontinued operations for the quarter ended March 31, 1997 and for the period from January 1, 1998 until the Spinoff.

Summarized information on the combined discontinued operations follows:

(in thousands)                                                       Quarter ended March 31,
                                                                   ----------------------------
                                                                     1998                1997
                                                                     ----                ----

Net sales                                                          $ 6,705             $ 5,058

Loss from discontinued operations before taxes                     $  (949)            $  (605)
Income tax benefit                                                    (370)               (192)
Preferred stock dividend                                               107
                                                                   ----------------------------
Loss from discontinued operations                                  $  (686)            $  (413)
                                                                   ----------------------------



NOTE 3- ILC MERGER

As described in Note 1, on March 12, 1998 the Company completed the ILC Merger in a transaction accounted for as a purchase. To effect the ILC Merger, the Company acquired all of the shares of ILC in exchange for 10.9 million shares of Company common stock. Total consideration including $10.2 million of merger related expenses was $67.5 million. A summary of the preliminary allocation of purchase price is as follows:

(in thousands)
Current assets                                    $  23,836
Property and equipment                               25,873
Goodwill and intangibles                             35,209
Other assets                                             95
Current liabilities                                 (12,902)
Long term liabilities                                (4,568)
                                                  ----------
                                                  $  67,543
                                                  ----------


The Company determined that net book value approximated fair value for current assets, other assets, current liabilities and other liabilities, except for certain adjustments to inventories and trade receivables. Reserves of $3.2 million were established as part of purchase accounting for integration and other expenses. Land and buildings were revalued based on independent appraisals resulting in a step up of $4.3 million. For all other property, plant and equipment, book value was assumed to approximate fair value.

Based on work carried out to date by an independent appraisal firm and management's estimates, in process research and development costs acquired approximated $7.0 million. See Note 4.

The remainder of the excess of purchase price over book value of $28.2 (after the purchased in process research and development charge of $7.0 million) was allocated to goodwill which is being amortized over 40 years.

NOTE 4 - MERGER AND SPINOFF RELATED NONRECURRING, NON-CASH CHARGES

The Company's merger and spinoff related nonrecurring, non-cash charges of $16.7 million during the quarter ended March 31, 1998 include the following:

(i) a $9.7 million nonrecurring, non-cash compensation charge relating to stock options. In connection with the ILC Merger and Spinoff, the Company stock option grants outstanding at March 11, 1998 were changed into separate Company and Bolle stock option grants in order to maintain the option holders' economic position equivalent to that immediately prior to the ILC Merger and Spinoff, in each of the separate companies. The changes to the option grants resulted in a nonrecurring, non-cash compensation charge equal to the excess of fair market value over the exercise price of the new grants of $9.7 million with a corresponding credit being recorded to additional paid in capital. The charge is reflected in the Company's financial statements for the quarter ended March 31, 1998; and,

(ii) a $7.0 million write-off of in process research and development costs ("R&D") acquired in connection with the ILC Merger. Purchased in process R&D includes the value of products in the development stage which at the date of acquisition are not considered to have reached technological feasibility. In accordance with Financial Accounting Standards Board Interpretation No. 4, purchased in process R&D is required to be expensed by the acquirer. Accordingly $7.0 million of the purchase price of ILC was expensed during the first quarter ended March 31, 1998.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the quarter ended March 31, 1998 and the year ended December 31, 1997, the Company completed a number of transactions which significantly affect the comparability of the actual results for the quarter ended March 31, 1998 with the quarter ended March 31, 1997. In March 1998, the Company completed the acquisition of ILC Technology, Inc ("ILC") (the "ILC Merger"). As of January 1, 1998 the Company increased its effective common stock ownership of Voltarc Technologies, Inc. ("Voltarc") to 50%. Accordingly, the Company has consolidated Voltarc for the quarter ended March 31, 1998.

On March 11, 1998 the Company completed the spinoff of Bolle Inc. to its shareholders (the "Spinoff" of "Bolle"). Accordingly the results of operations of Bolle have been included in discontinued operations for the periods presented.

In connection with the ILC Merger and Spinoff, the Company stock option grants outstanding at March 11, 1998 were changed into separate Company and Bolle stock option grants in order to maintain the option holders' economic position equivalent to that immediately prior to the Merger and Spinoff, in each of the separate companies. The changes to the options grants resulted in a nonrecurring, non-cash compensation charge equal to the excess of fair market value over the exercise price of the new grants of $9.7 million with a corresponding credit being recorded to additional paid in capital. The charge is reflected in the Company's financial statements for the quarter ended March 31, 1998.

In connection with the ILC Merger, based upon work carried out by an independent appraisal firm and management estimates, the Company believes it acquired approximately $7.0 million of in-process research and development. Accounting conventions require in process research and development to be expensed when acquired, which resulted in a non-cash charge of $7.0 million in the quarter ended March 31, 1998.

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 increased $17.8 million due to strong internal growth and the inclusion of acquired subsidiaries, ILC, Voltarc and Wolfram.

Gross margin of 34% in 1998 compared to 41% in 1997 reflects the addition of lower gross margin products from acquired subsidiaries.

Selling, general and administrative expenses for the quarter ended March 31, 1998 of $6.7 million versus $2.6 million for the quarter ended March 31, 1997 reflect primarily the acquisitions described above.

Interest expense for the quarter ended March 31, 1998 of $1.2 million increased from $0.8 million for the first quarter of 1997. The difference was entirely due to higher debt outstanding during the three months ended March 31, 1998. The debt increase primarily related to the acquisition debt related to the Company's Wolfram and Voltarc transactions, combined with additional debt included with the consolidation of the acquired entities.

The Company's effective tax rate of 6% for the quarter ended March 31, 1998 reflects the Company's effective annual tax rate of 37% offset by two items in the nonrecurring, non-cash charge which result in permanent tax differences to the Company: (i) the Bolle portion of the stock compensation charge, and (ii) the in process R&D charge. This compares to effective tax rate of 32% for the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 1998, the Company used cash from operating activities of continuing operations of $4.3 million primarily due to increases in receivables and inventories and the payment of $3.8 million of transaction expenses related to the ILC Merger. Depreciation and amortization totaled $0.7 for the first quarter of 1998. In investing activities, Company paid $0.8 million in cash for the acquisition of the additional ownership in Wolfram. The Company borrowed $7.0 million to finance the above activities and to repay ILC's debt outstanding of $5.8 million at the time of Merger.

On March 11, 1998, in conjunction with the ILC Merger and Spinoff, the Company and its subsidiaries entered into a Second Amended and Restated Credit Agreement (the "New Credit Agreement"). The New Credit Agreement provides for a $40 million revolving credit facility, which includes a letter of credit subfacility of $5 million, and a $30 million term facility. During the quarter ended March 31, 1998, the Company's average interest rate related to average debt outstanding was 6.8%.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Approximately $6.6 million of the Company's assets as of March 31, 1998 were denominated in British Pound Sterling. The Company may from time to time enter into forward or option contracts to hedge the related foreign exchange risks. The Company does not enter into market risk sensitive transactions for trading or speculative purposes.

The Company's indebtedness is sensitive to changes in interest rates. Interest rates are reset to market rates every 30-60 days.

                         PART II.   OTHER INFORMATION


ITEM 6.           EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(A)      EXHIBITS:

     27 Financial Data Schedule (for electronic filing only), filed electronically herewith.

(B)      REPORTS ON FORM 8-K:

     A Current Report on Forms 8-K were filed during the quarter for which this Form 10-Q is filed.


REPORT:                          ITEMS REPORTED/                                 DATE OF REPORT
                          FINANCIAL STATEMENTS FILED:
Form 8-K          Reported under Item 2 the merger of ILC Technology, Inc. in    March 11, 1998
                  and with a wholly owned subsidiary of the Registrant and the spinoff of the Registrants's interest in Bolle Inc.; and,
                  reporting under Item 5 certain other corporate actions,
                  including (without limitation) a one-for-two reverse stock split under Item 5 of the spinoff by the Registrant.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LUMEN TECHNOLOGIES, INC.


                                                    /s/ Martin E. Franklin
Date:  May 14, 1998                        By: ________________________________
                                                 Martin E. Franklin
                                                 Chairman



                                                    /s/ Ian G.H. Ashken
Date:  May 14, 1998                        By: ________________________________
                                                 Ian G.H. Ashken
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

The following Exhibits are filed herewith or incorporated by reference:

           Number

             27 Financial Data Schedule (for electronic filing only), filed electronically herewith.