Form 10-Q
period 1998-06-30
LUMEN TECHNOLOGIES INC
filed 1998-08-12
CIK 1008114

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO________

COMMISSION FILE NUMBER 1-14210

                            LUMEN TECHNOLOGIES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       Delaware                                     13-3868804
       --------                                     ----------
(STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)

Suite B-302
555 Theodore Fremd Avenue
Rye, New York                                          10580
---------------------------------------             ------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)              (ZIP CODE)

Registrant's telephone number, including area code:  (914) 967-9400


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                      ---   ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

Common Shares, par value $.01 - 20,710,586 Shares as of August 10, 1998



                                  Page 1 of 13.
                        Exhibit Index Appears at Page 12.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                            LUMEN TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                            June 30,         December 31,
                                                                              1998                1997
                                                                          -----------         -----------
 ASSETS
 Current assets:
 Cash and cash equivalents                                                $     2,633         $       762
 Trade receivables, net                                                        25,380              10,214
 Inventories                                                                   30,791               9,534
 Investment in and net receivable from discontinued operations                                     51,567
 Other current assets                                                           3,060               6,094
                                                                          -----------         -----------
     Total current assets                                                      61,864              78,171

 Property and equipment, net                                                   38,535              13,763
 Goodwill and intangibles, net                                                 44,377              13,363
 Equity in and notes receivable from affiliated companies                                           8,773
 Other assets                                                                   6,078               5,619
                                                                          -----------         -----------
     Total assets                                                         $   150,854         $   119,689
                                                                          ===========         ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Short term debt and current portion of long term debt                    $    24,l79         $    25,458
 Accounts payable                                                              11,499               4,891
 Other accrued expenses                                                        23,652              13,485
                                                                          -----------         -----------
     Total current liabilities                                                 59,330              43,834
 Long-term debt                                                                28,500              31,349
 Non-recourse long-term debt                                                    8,404
 Convertible subordinated notes                                                14,944              23,742
 Other                                                                          7,570               8,307
                                                                          -----------         -----------
     Total liabilities                                                        118,748             107,232
                                                                          -----------         -----------

 Minority interests                                                               224
 Mandatorily redeemable preferred stock                                                             9,294
 Stockholders' equity:
 Common stock - par value $.01; 50,000 shares                                     207                  88
   authorized; 20,711 and 8,815 shares issued
 Additional paid-in capital                                                    69,737              28,743
 Treasury stock - 2 shares, at cost                                                                   (17)
 Accumulated deficit                                                          (38,062)            (25,651)
                                                                          -----------         -----------
      Total stockholders' equity                                               31,882               3,163
                                                                          -----------         -----------
      Total  liabilities and stockholders' equity                         $   150,854         $   119,689
                                                                          ===========         ===========

           See accompanying notes to condensed financial statements.

                            LUMEN TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                         Quarter ended                     Six months ended
                                                                            June 30,                           June 30,
                                                                   --------------------------         ---------------------------
                                                                     1998             1997              1998              1997
                                                                   ---------        ---------         ---------         ---------
 REVENUES:
 Net sales                                                         $  40,214        $  12,200         $  68,929         $  23,164

 COSTS AND EXPENSES:
 Cost of sales                                                        26,543            7,679            45,621            14,186
 Selling, general and administrative                                   7,165            2,169            13,005             4,387
 Merger and spinoff related nonrecurring, non-cash charges                                               16,704
 Depreciation and amortization                                         1,213              323             2,056               669
 Interest expense                                                      1,409              902             2,604             1,705
 Other expense (income)                                                   66             (309)               86              (740)
                                                                   ---------        ---------         ---------         ---------
 Total costs and expenses                                             36,396           10,764            80,076            20,207
                                                                   ---------        ---------         ---------         ---------

 Income (loss) from continuing operations before taxes                 3,818            1,436           (11,147)            2,957
 Provision for income taxes                                            1,386              443               463               926
 Minority interests                                                       80                                115
                                                                   ---------        ---------         ---------         ---------
 Income (loss) from continuing operations                              2,352              993           (11,725)            2,031
 Income (loss) from discontinued operations                                               431              (686)               18
                                                                   =========        =========         =========         =========
 Net income (loss)                                                 $   2,352        $   1,424         $ (12,411)        $   2,049
                                                                   =========        =========         =========         =========

 WEIGHTED AVERAGE SHARES OUTSTANDING
 Basic                                                                20,575            8,815            16,055             8,785
 Diluted                                                              21,640            8,836            16,812             8,808

 BASIC EARNINGS (LOSS) PER SHARE
 From continuing operations                                        $    0.11        $    0.11         $   (0.73)        $    0.23
 From discontinued operations                                                            0.05             (0.04)
                                                                   =========        =========         =========         =========
                                                                   $    0.11        $    0.16         $   (0.77)        $    0.23
                                                                   =========        =========         =========         =========

 DILUTED EARNINGS (LOSS) PER SHARE
 From continuing operations                                        $    0.11        $    0.11         $   (0.73)        $    0.23
 From discontinued operations                                                            0.05             (0.04)
                                                                   =========        =========         =========         =========
                                                                   $    0.11        $    0.16         $   (0.77)        $    0.23
                                                                   =========        =========         =========         =========

           See accompanying notes to condensed financial statements.

                            LUMEN TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             Six months ended June 30,
                                                                          -------------------------------
                                                                              1998                1997
                                                                          -----------         -----------
 Cash flows from operating activities:
   Net cash provided (used) by operating activities
       of continuing operations                                           $     2,809         $    (1,374)
    Net cash provided by operating activities
       of discontinued operations                                                                     662
                                                                          -----------         -----------
          Net cash provided (used) by operating activities                $     2,809         $      (712)
                                                                          -----------         -----------

 Cash flows from investing activities:
    Cash expended on acquisitions, net of cash received                        (8,100)             (1,241)
    Capital expenditures                                                       (1,320)               (397)
    Net cash used by investing activities
       of discontinued operations                                                                  (1,073)
                                                                          -----------         -----------
          Net cash used by investing activities                           $    (9,420)        $    (2,711)
                                                                          -----------         -----------

 Cash flows from financing activities:
    Proceeds from (payment to) revolving credit line                           (1,370)              1,767
    Payments for short term obligations                                        (2,428)
    Proceeds from (payments for) long term obligations                         (5,701)                341
    Proceeds from issuances of common stock                                     1,215                 426
    Purchases of treasury stock                                                                      (204)
    Net cash used by financing activities
       of discontinued operations                                              16,766                 410
                                                                          -----------         -----------
          Net cash provided by financing activities                       $     8,482         $     2,740
                                                                          -----------         -----------

 Net increase (decrease ) in cash                                         $     1,871         $      (683)
 Cash and cash equivalents at beginning of period                                 762               2,164
                                                                          ===========         ===========
 Cash and cash equivalents at end of period                               $     2,633         $     1,481
                                                                          ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:

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

The Company canceled its Series A Mandatorily Redeemable Preferred Stock of $9.3 million in exchange for the settlement of a portion of the intercompany receivables from Bolle described above.

           See accompanying notes to condensed financial statements.

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

On March 12, 1998, the Company (through its wholly-owned subsidiary, BILC Acquisition Corp.) completed its merger with ILC Technologies, Inc. ("ILC Merger"). Under the terms of the agreement, ILC shareholders received 2.2042 shares of Company Common Stock for each share of ILC common stock outstanding. Immediately prior to and in conjunction with the ILC Merger, the Company changed its name to Lumen Technologies, Inc. and effected a one-for-two reverse stock split. The effect of the one-for-two reverse split has been retroactively presented in these financial statements.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles, Regulation S-X and the instructions for Form 10-Q. These statements contain all adjustments, consisting only of normal, recurring adjustments, except for adjustments made in connection with the Spinoff and ILC Merger (as described in Notes 3 and 4) which occurred in the first quarter of 1998, which in the opinion of management are necessary to fairly present the consolidated financial position of the Company as of June 30, 1998 and its results of operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997. The results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated balance sheet as of December 31, 1997 reflects the investment in discontinued operations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, in July 1998. The Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be recognized as either assets or liabilities and that these instruments be measured at fair value. This standard, which is effective for fiscal quarters of fiscal years beginning after June 15, 1999, is not expected to have a material impact on the Company.

NOTE 2 - DISCONTINUED OPERATIONS

On March 11, 1998, the Company completed the Spinoff. Accordingly, the results of operations of Bolle Inc. have been included in discontinued operations for the six months ended June 30, 1997 and for the period from January 1, 1998 until the Spinoff on March 11, 1998.

Summarized information on the combined discontinued operations follows (in thousands):

                                                                                Six months ended
                                                                                    June 30,
                                                                              1998               1997
                                                                          ----------         ----------
 Net sales                                                                $    6,705         $   10,513

 Income (loss) from discontinued operations before taxes                  $     (949)        $       45
 Income tax expense (benefit)                                                   (370)                27
 Preferred stock dividend                                                        107
                                                                          -----------------------------
 Income (loss) from discontinued operations                               $     (686)        $       18
                                                                          =============================

NOTE 3  - ILC MERGER

As described in Note 1, on March 12, 1998, the Company completed the ILC Merger in a transaction accounted for as a purchase. To effect the ILC Merger, the Company acquired all of the shares of ILC in exchange for 10.9 million shares of Company common stock. Total consideration including $10.2 million of merger related expenses was $67.5 million. A summary of the preliminary allocation of purchase price is as follows:

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

NOTE 4 - MERGER AND SPINOFF RELATED NONRECURRING, NON-CASH CHARGES

The Company's merger and spinoff related nonrecurring, non-cash charges of $16.7 million during the six months ended June 30, 1998 include the following:

(i) a $9.7 million nonrecurring, non-cash compensation charge relating to stock options. In connection with the ILC Merger and Spinoff, the Company stock option grants outstanding at March 11, 1998 were changed into separate Company and Bolle stock option grants in order to maintain the option holders' economic position equivalent to that immediately prior to the ILC Merger and Spinoff, in each of the separate companies. The changes to the option grants resulted in a nonrecurring, non-cash compensation charge equal to the excess of fair market value over the exercise price of the new grants of $9.7 million with a corresponding credit being recorded to additional paid in capital. The charge is reflected in the Company's financial statements for the six months ended June 30, 1998; and,

(ii) a $7.0 million write-off of in process research and development costs ("R&D") acquired in connection with the ILC Merger. Purchased in process R&D includes the value of products in the development stage which at the date of acquisition are not considered to have reached technological feasibility. In accordance with Financial Accounting Standards Board Interpretation No. 4, purchased in process R&D is required to be expensed by the acquirer. Accordingly, $7.0 million of the purchase price of ILC was expensed during the first quarter ended March 31, 1998 and is reflected in the Company's financial statements for the six months ended June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In March 1998, the Company completed the acquisition of ILC Technology, Inc. ("ILC") (the "ILC Merger") and the spinoff of Bolle Inc. to its stockholders (the "Spinoff"). As of January 1, 1998, the Company increased its effective common stock ownership of Voltarc Technologies, Inc. ("Voltarc") to 50%. Accordingly, the Company has consolidated Voltarc for the current year periods presented. The current year results are therefore not comparable to historical results.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

For the quarter ended June 30, 1998, net sales were $40.2 million compared to $12.2 million for the quarter ended June 30, 1997. This increase was largely due to the inclusion of ILC and Voltarc in addition to strong internal growth.

Gross margin of 34% for the quarter ended June 30, 1998 decreased from 37% for the quarter ended June 30, 1997 due to the different mix of business following the acquisitions of ILC and Voltarc.

Selling, general and administrative expenses of $7.2 million for the quarter ended June 30, 1998 increased $5.0 million compared to the quarter ended June 30, 1997 primarily due to the acquisitions of ILC and Voltarc. As a percentage of sales, selling, general and administrative expenses were 18% for the current and prior year quarters.

Depreciation and amortization increased from $0.3 million during the quarter ended June 30, 1997 to $1.2 million for the quarter ended June 30, 1998. This increase is due to additional goodwill amortization and fixed asset depreciation associated with the acquisitions referred to above.

Interest expense of $1.4 million for the quarter ended June 30, 1998 increased from $0.9 million last year due to higher debt outstanding as a result of the acquisitions of Voltarc and ILC. The Company's cost of capital has not changed significantly, however, Voltarc's debt is at a higher cost of capital than the Company's recourse debt. The increase in the Company's outstanding debt since December 31, 1997 is primarily due to acquisition debt associated with ILC and Voltarc.

The Company's effective tax rate of 36% for the quarter ended June 30, 1998 reflects the quarter's portion of the Company's effective annual tax rate of 35%. This compares to an effective tax rate of 31% for the quarter ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Net sales for the six months ended June 30, 1998 were $68.9 million compared to $23.2 million for the six months ended June 30, 1997. The increase is due to the acquisitions of ILC and Voltarc in addition to strong internal sales growth.

Gross margin for the six months ended June 30, 1998 was 34% versus 39% for the six months ended June 30, 1997. This decrease is due to the different mix of business resulting from the acquisitions of ILC and Voltarc.

Selling, general and administrative expenses for the six months ended June 30, 1998 were $13.0 million or 19% of sales compared to $4.4 million or 19% of sales for the six months ended June 30, 1997. This dollar increase is due to the inclusion of ILC and Voltarc.

The Company's merger and spinoff related nonrecurring, non-cash charges of $16.7 million during the six months ended June 30, 1998 includes a $9.7 million nonrecurring, non-cash compensation charge relating to stock options and a $7.0 million write-off of in process research and development costs acquired in connection with the ILC Merger.

Depreciation and amortization increased from $0.7 million during the six months ended June 30, 1997 to $2.1 million for the six months ended June 30, 1998. This increase is due to the addition of goodwill amortization and fixed asset depreciation associated with the acquisitions referred to above.

Interest expense of $2.6 million for the six months ended June 30, 1998 increased from $1.7 million during the same period last year due to higher debt outstanding as a result of the acquisitions of Voltarc and ILC. The Company's cost of capital has not changed significantly, however, Voltarc's debt is at a higher cost of capital than the Company's recourse debt. The increase in the Company's outstanding debt since December 31, 1997 is primarily due to acquisition and assumed debt associated with Voltarc and ILC.

The Company's effective tax rate of (0.4%) reflects the Company's effective annual tax rate of 35% offset by two items in the nonrecurring, non-cash charge which result in permanent tax differences to the Company: (i) a portion of the stock compensation charge, and (ii) the in process research and development charge. This compares to an effective tax rate of 31% for the six months ended June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1998, the Company provided cash from operations of $2.8 million primarily consisting of net income excluding non-cash charges plus depreciation and amortization offset by changes in working capital balances. ILC Merger and Bolle Spinoff expenses paid during the six months ended June 30, 1998 have been included in investing activities as part of cash paid for acquisitions. Cash paid for acquisitions also includes cash paid to increase the Company's ownership of Voltarc to 50%. Cash on hand was used to pay down credit facilities. Proceeds from issuance of common stock consisted of stock option exercises during the period.

On March 11, 1998, in conjunction with the ILC Merger and Spinoff, the Company and its subsidiaries entered into a Second Amended and Restated Credit Agreement (the "New Credit Agreement"). The New Credit Agreement provides for a $40 million revolving credit facility, which includes a letter of credit subfacility of $5 million, and a $30 million term facility. During the quarter ended June 30, 1998, the Company's average interest rate related to average debt outstanding excluding Voltarc's debt was 7.1%.


OTHER MATTERS

The Company utilizes software and related technologies throughout its businesses that will be affected by the Year 2000 problem, which is common to most corporations. The Company is addressing the effect of the potential Year 2000 problem on all of its critical systems and with all of its critical vendors and customers. Management believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operations. The Company's main operating software will be modified to be Year 2000 compliant as part of its normal maintenance upgrades during 1998. This system is currently being implemented at the Company's recently acquired subsidiary, ILC. In conjunction with that implementation, the software vendor has certified the software's Year 2000 compliance. Based on current plans, the Company expects that any costs related to Year 2000 compliance will not have a material adverse impact on the liquidity or financial position of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Approximately $7.5 million of the Company's assets as of June 30, 1998 were denominated in British Pounds Sterling. The Company may from time to time enter into forward or option contracts to hedge the related foreign exchange risks. The Company does not enter into market risk sensitive transactions for trading or speculative purposes.

The Company's indebtedness is sensitive to changes in interest rates. Interest rates are reset to market rates every 30-90 days.


                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 31, 1998, the Registrant held its Annual Meeting of Stockholders (the "Meeting"). At the Meeting, the stockholders were asked (i) to vote on the election of Directors and (ii) to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 1998.

The following directors were elected for a term of one year, by the votes indicated below:

              Director              Shares Voted For:          Shares Abstaining:
              --------              -----------------          ------------------
         Martin E. Franklin            17,031,628                    20,572
         Ian G.H. Ashken               17,031,628                    20,572
         Harrison H. Augur             17,032,056                    20,144
         Richard D. Capra              17,030,983                    21,217
         George B. Clairmont           17,031,377                    20,823
         David L. Moore                17,030,977                    21,223
         William T. Sullivan           17,029,811                    22,389

No shares were voted against any of the candidates.

Ms. Nora A. Bailey and Mr. Henry C. Baumgartner, formerly Directors of the Company, retired from the Company's Board of Directors effective as of the date of the Meeting.

The Company's stockholders ratified the selection of PricewaterhouseCoopers LLP, with 16,923,360 shares voted for; 9,203 shares voted against; and, 119,637 shares abstaining.


ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         27    Financial Data Schedule (for electronic filing only), filed electronically herewith.

(d)      REPORTS ON FORM 8-K:

         No Current Reports on Forms 8-K were filed during the quarter ended June 30, 1998.

SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LUMEN TECHNOLOGIES, INC.



Date:  August 11, 1998                   By: /s/ Martin E. Franklin
                                            ---------------------------------
                                             Martin E. Franklin
                                             Chairman



Date:  August 11, 1998                   By: /s/ Ian G.H. Ashken
                                            ---------------------------------
                                             Ian G.H. Ashken
                                             Chief Financial Officer

                                  EXHIBIT INDEX


The following Exhibits are filed herewith or incorporated by reference:

---------------------------------------------------------------------------------------------------------
      NUMBER                                    EXHIBIT                                     PAGE
---------------------------------------------------------------------------------------------------------
        27           Financial Data Schedule (for electronic filing only).                   13
---------------------------------------------------------------------------------------------------------