Form 10-Q
period 1998-09-30
LUMEN TECHNOLOGIES INC
filed 1998-11-12
CIK 1008114

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

         OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO________

COMMISSION FILE NUMBER 1-14210

                            LUMEN TECHNOLOGIES, INC.
                            ------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Delaware                                       13-3868804
        --------                                       ----------
(STATE OF INCORPORATION)                  (I.R.S. EMPLOYER IDENTIFICATION NO.)

Suite B-302
555 Theodore Fremd Avenue
Rye, New York                                            10580
---------------------------------------              ---------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                (ZIP CODE)

Registrant's telephone number, including area code:  (914) 967-9400


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

Common Shares, par value $.01 - 20,209,606 Shares as of November 10, 1998
-------------------------------------------------------------------------

                                  Page 1 of 13.
                        Exhibit Index Appears at Page 12.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS


                            LUMEN TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                      (Unaudited)
                                                                      -----------
                                                                     September 30,   December 31,
                                                                     -------------   ------------
                                                                          1998           1997
                                                                          ----           ----

ASSETS
Current assets:
Cash and cash equivalents                                              $   1,994       $     762
Trade receivables, net                                                    26,701          10,214
Inventories                                                               29,878           9,534
Investment in and net receivable from discontinued operations                             51,567
Other current assets                                                       1,730           6,094
                                                                       ---------       ---------
    Total current assets                                                  60,303          78,171

Property and equipment, net                                               38,813          13,763
Goodwill and intangibles, net                                             45,249          13,363
Equity in and notes receivable from affiliated companies                                   8,773
Other assets                                                               7,436           5,619
                                                                       ---------       ---------
    Total assets                                                       $ 151,801       $ 119,689
                                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term debt and current portion of long term debt                  $  25,411       $  25,458
Accounts payable                                                          11,028           4,891
Other accrued expenses                                                    24,044          13,485
                                                                       ---------       ---------
    Total current liabilities                                             60,483          43,834
Long-term debt                                                            28,500          31,349
Non-recourse long-term debt                                                8,486
Convertible subordinated notes                                            14,648          23,742
Other liabilities                                                          7,570           8,307
                                                                       ---------       ---------
    Total liabilities                                                    119,687         107,232
                                                                       ---------       ---------

Minority interests                                                           237
Mandatorily redeemable preferred stock                                                     9,294
Stockholders' equity:
Common stock - par value $.01; 50,000 shares                                 207              88
  authorized; 20,711 and 8,815 shares issued
Additional paid-in capital                                                69,975          28,743
Cumulative translation adjustment                                            (38)
Treasury stock - 501 and 2 shares, at cost                                (2,507)            (17)
Accumulated deficit                                                      (35,760)        (25,651)
                                                                       ---------       ---------
     Total stockholders' equity                                           31,877           3,163
                                                                       ---------       ---------
     Total  liabilities and stockholders' equity                       $ 151,801       $ 119,689
                                                                       =========       =========

           See accompanying notes to condensed financial statements.

                            LUMEN TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                      Quarter ended                  Nine months ended
                                                                      September 30,                    September 30,
                                                                ----------------------------    -----------------------------
                                                                    1998            1997            1998            1997
                                                                ------------    ------------    -------------    ------------

REVENUES
Net sales                                                         $  36,956       $  12,057       $ 105,885       $  35,221

COSTS AND EXPENSES
Cost of sales                                                        23,535           7,599          69,156          21,785
Selling, general and administrative                                   7,358           1,519          20,363           5,906
Merger and spinoff related nonrecurring, non-cash charges                                            16,704
Depreciation and amortization                                         1,196           1,172           3,253           1,841
Interest expense                                                      1,422             862           4,025           2,567
Other income                                                            (95)           (138)             (8)           (879)
                                                                  ---------       ---------       ---------       ---------
Total costs and expenses                                             33,416          11,014         113,493          31,220
                                                                  ---------       ---------       ---------       ---------

Income (loss) from continuing operations before taxes                 3,540           1,043          (7,608)          4,001
Provision for income taxes                                            1,239             345           1,702           1,271
Minority interests                                                       (1)                            114
                                                                  ---------       ---------       ---------       ---------
Income (loss) from continuing operations                              2,302             698          (9,424)          2,730
Income (loss) from discontinued operations                                              354            (686)            371
                                                                  ---------       ---------       ---------       ---------
Net income (loss)                                                 $   2,302       $   1,052       $ (10,110)      $   3,101
                                                                  =========       =========       =========       =========
Comprehensive Income                                              $  (2,259)      $   1,052       $  10,067       $   3,101
                                                                  =========       =========       =========       =========
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic                                                                20,663           8,823          17,591           8,798
Diluted                                                              21,400           8,872          18,341           8,829

BASIC EARNINGS (LOSS) PER SHARE
From continuing operations                                        $    0.11       $    0.08       $   (0.53)      $    0.31
From discontinued operations                                                           0.04           (0.04)            .04
                                                                  ---------       ---------       ---------       ---------
                                                                  $    0.11       $    0.12       $   (0.57)      $    0.35
                                                                  =========       =========       =========       =========

DILUTED EARNINGS (LOSS) PER SHARE
From continuing operations                                        $    0.11       $    0.08       $   (0.53)      $    0.31
From discontinued operations                                                           0.04           (0.04)            .04
                                                                  ---------       ---------       ---------       ---------
                                                                  $    0.11       $    0.12       $   (0.57)      $    0.35
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

                            LUMEN TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                      Nine months ended
                                                                        September 30,
                                                               -------------------------------
                                                                   1998              1997
                                                               -------------    -------------

Cash flows from operating activities:
  Net cash provided by operating activities
      of continuing operations                                    $  4,187       $  2,917
  Net cash used by operating activities
      of discontinued operations                                                   (1,854)
                                                                  --------       --------
         Net cash provided by operating activities                $  4,187       $  1,063
                                                                  --------       --------

Cash flows from investing activities:
   Cash expended on acquisitions, net                               (9,657)        (1,686)
   Capital expenditures                                             (2,318)          (792)
   Net cash used by investing activities
      of discontinued operations                                                  (34,810)
                                                                  --------       --------
         Net cash used by investing activities                    $(11,975)      $(37,288)
                                                                  --------       --------

Cash flows from financing activities:
   Proceeds from (payments for) revolving credit line                 (370)        35,471
   Proceeds from (payments for) short term obligations                (572)
   Proceeds from (payments for) long term obligations               (5,469)           100
   Proceeds from issuances of common stock                           1,215            584
   Purchases of treasury stock                                      (2,507)          (204)
   Net cash provided (used) by financing activities
      of discontinued operations                                    16,766            (17)
                                                                  --------       --------
         Net cash provided by financing activities                $  9,063       $ 35,934
                                                                  --------       --------

Effect of change in exchange rate on cash                              (43)

Net increase (decrease) in cash                                   $  1,232       $   (291)
Cash and cash equivalents at beginning of period                       762          2,164
                                                                  --------       --------
Cash and cash equivalents at end of period                        $  1,994       $  1,873
                                                                  ========       ========


SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:

In March 1998, the Company completed the ILC Merger and Spinoff (as defined in
Note 1). In connection with these transactions, certain assets and liabilities of the Company were assigned to Bolle, Inc. ("Bolle") pursuant to the Contribution Agreement (as defined in Note 1). In addition, the Company contributed approximately $17 million of intercompany receivables to its investment in Bolle prior to the Spinoff.

The Company canceled its Series A Mandatorily Redeemable Preferred Stock of $9.3 million in exchange for the settlement of a portion of the intercompany receivables from Bolle described above.

           See accompanying notes to condensed financial statements.

                            LUMEN TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

On March 11, 1998, Lumen Technologies, Inc. (the "Company") distributed its subsidiary, Bolle Inc. ("Bolle"), to its stockholders via a spinoff (the "Spinoff"). In the Spinoff, Company stockholders received one share of Bolle common stock for every three shares of Company common stock. In conjunction with the Spinoff, the Company and Bolle entered into a Management Services Agreement (the "Management Services Agreement") and a Bill of Sale and Assignment Agreement (the "Contribution Agreement"). The Management Services Agreement provides management services to Bolle for an agreed fee. The Company has assigned, effective January 1, 1999, all of its rights and obligations under the Management Services Agreement to Marlin Holdings, Inc. In accordance with the Contribution Agreement, (i) the Company assigned to Bolle all of the Company's assets other than the assets related to the ORC Technologies, Inc. ("ORC") Business (as defined in the Contribution Agreement) and certain other specific assets retained by the Company, and (ii) Bolle assumed all of the Company's liabilities prior to the Spinoff other than those related to the ORC Business and certain specific liabilities.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles, Regulation S-X and the instructions for Form 10-Q. These statements contain all adjustments, consisting only of normal, recurring adjustments, except for adjustments made in connection with the Spinoff and ILC Merger (as described in Notes 3 and 4) which occurred in the first quarter of 1998, which in the opinion of management are necessary to fairly present the consolidated financial position of the Company as of September 30, 1998 and its results of operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. The results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated balance sheet as of December 31, 1997 reflects the investment in discontinued operations. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, in July 1998. The Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be recognized as either assets or liabilites and that these instruments be measured at fair value. This standard, which is effective for fiscal quarters of fiscal years beginning after June 15, 1999, is not expected to have a material impact on the Company.

NOTE 2 - DISCONTINUED OPERATIONS

On March 11, 1998, the Company completed the Spinoff. Accordingly, the results of operations of Bolle have been included in discontinued operations for the nine months ended September 30, 1997 and for the period from January 1, 1998 until the Spinoff.

Summarized information on the combined discontinued operations follows (in thousands):

                                                                 Nine months ended
                                                                    September 30,
                                                                 1998        1997
                                                                 ----        ----

Net sales                                                      $ 6,705    $ 20,670

(Loss) Income from discontinued operations before taxes        $  (949)   $    584
Income tax (benefit) provision                                    (370)        196
Preferred stock dividend                                           107
Minority interest                                                               17
                                                               -------    --------
(Loss) Income from discontinued operations                     $  (686)   $    371
                                                               =======    ========


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

                  (in thousands)
                  Current assets                     $ 23,836
                  Property and equipment               25,873
                  Goodwill and intangibles             35,209
                  Other assets                             95
                  Current liabilities                 (12,902)
                  Long term liabilities                (4,568)
                                                     --------
                                                     $ 67,543
                                                     --------

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


NOTE 5 - SUBSEQUENT EVENTS

On October 21, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement"), dated as of October 21, 1998, among EG&G, Inc. (the "Parent"), Lighthouse Weston Corp., a wholly owned subsidiary of the Parent (the "Purchaser") and the Company, pursuant to which the Parent agreed to acquire the Company for approximately $250 million in cash and assumed debt. Under the terms of the Agreement, subject to certain conditions, Purchaser agreed to commence a tender offer to purchase all outstanding shares of the Company's common stock for $7.75 per share in cash. The Agreement also provides that following consummation of the tender offer, Purchaser will be merged with Lumen and any remaining shares of the Company's common stock will be converted into the right to receive $7.75 per share. On October 27, 1998, Parent commenced a tender offer to purchase all outstanding shares of the Company's common stock. The tender offer was made by Purchaser upon the terms and subject to the conditions set forth in the Offer To Purchase, dated October 27, 1998, and related Letter of Transmittal (the "Offer") and is outlined in the Company's Schedule 14D-9 filed with the Securities and Exchange Commission and mailed to stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In March 1998, the Company completed the acquisition of ILC Technology, Inc. ("ILC") (the "ILC Merger"). As of January 1, 1998, the Company increased its effective common stock ownership of Voltarc Technologies, Inc. ("Voltarc") to 50%. Accordingly, the Company has consolidated Voltarc for the current year periods presented. The current year results are therefore not comparable to historical results.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

For the quarter ended September 30, 1998, net sales were $3.6 million compared to $12.1 million for the quarter ended September 30, 1997. This increase was primarily due to the inclusion of acquisitions completed at the beginning of 1998, as well as internal growth.

Gross margin of 36% for the quarter ended September 30, 1998 decreased from 37% for the quarter ended September 30, 1997 due to the different mix of business.

Selling, general and administrative expenses of $7.4 million for the quarter ended September 30, 1998 increased $5.8 million from the quarter ended September 30, 1997 primarily due to the acquisitions completed. As a percentage of net sales, selling, general and administrative expenses were 20% for the current quarter and 13% for the prior year quarter.

Depreciation and amortization was $1.2 million during the quarter ended September 30, 1998 and also for the quarter ended September 30, 1997.

Interest expense of $1.4 million for the quarter ended September 30, 1998 increased from $0.9 million for the quarter ended September 30, 1997 due to the acquisitions of Voltarc and ILC and the related higher average debt balance in the current quarter.

The Company's effective tax rate of 35% for the quarter ended September 30, 1998 reflects the quarter's portion of the Company's effective annual tax rate of 35%. This compares to an effective tax rate of 32% for the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net sales for the nine months ended September 30, 1998 were $105.9 million, an increase from $35.2 million for the nine months ended September 30, 1997. The increase is due to the acquisitions completed this year in addition to internal sales growth.

Gross margin for the nine months ended September 30, 1998 was 35% versus 38% for the nine months ended September 30, 1997. This decrease is due to the different mix of business resulting from the acquisitions.

Selling, general and administrative expenses for the nine months ended September 30, 1998 were $20.4 million or 19% of net sales compared to $5.9 million or 17% of net sales for the nine months ended September 30, 1997. This increase is due to the acquisitions of ILC and Voltarc.

The Company's merger and spinoff related nonrecurring, non-cash charges of $16.7 million during the nine months ended September 30, 1998 includes a $9.7 million nonrecurring, non-cash compensation charge relating to stock options and a $7.0 million write-off of in process research and development costs acquired in connection with the ILC Merger.

Depreciation and amortization increased to $3.3 million during the nine months ended September 30, 1998 from $1.8 million for the nine months ended September 30, 1997. This increase is due to the goodwill and fixed asset depreciation added with the acquisitions referred to above.

Interest expense of $4.0 million for the nine months ended September 30, 1998 increased from $2.6 million for the nine months ended September 30, 1997 also due to acquisitions of Voltarc and ILC. The Company's cost of capital has not changed significantly; however, Voltarc's non-recourse debt is at a higher cost of capital than the Company's senior indebtedness.

The Company's tax charge of $1.7 million reflects the Company's effective annual tax rate of 35% offset by two items in the nonrecurring, non-cash charge which result in permanent tax differences to the Company: (i) the Bolle portion of the stock compensation charge, and (ii) the in process research and development charge. This compares to an effective tax rate of 32% for the nine months ended September 30, 1997.


OTHER MATTERS

The Company utilizes and relies upon software and related technologies throughout its businesses that may be affected by the year 2000. The Company's two main subsidiaries ORC Technologies Inc., and ILC Technology, Inc. are year 2000 compliant. The Company's subsidiary Voltarc Technologies Inc. is planning to install Year 2000 compliant software by July 1, 1999 for an estimated cost of approximately $225,000. There are no other critical systems in the Company which require year 2000 compliance. If this implementation does not go as planned, a contingency plan will be developed and approved by June 30, 1999. With this implementation and personal computer application upgrades being performed Company-wide, management believes the Company will be materially Year 2000 compliant. The Company has assessed its third party Year 2000 risks through discussions with customers and vendors and developed strategies to mitigate any risk with those customers and vendors. Accordingly, management believes that there will be minimal detrimental effects of Year 2000 issues with its customers and vendors.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1998, the Company provided cash from operations of $4.2 million. ILC Merger and Bolle Spinoff expenses paid during the nine months ended September 30, 1998 have been included in investing activities as part of cash paid for acquisitions. Cash paid for acquisitions in 1998 also includes additional cash paid to purchase the additional 20% of Voltarc and 50% of Wolfram Electric, Inc. Cash on hand was used to pay down credit facilities. Proceeds from issuance of common stock consisted of stock option exercises during the period.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Approximately $7.4 million of the Company's assets as of September 30, 1998 were denominated in British Pounds Sterling. The Company may from time to time enter into forward or option contracts to hedge the related foreign exchange risks. The Company does not enter into market risk sensitive transactions for trading or speculative purposes.

The Company's indebtedness is sensitive to changes in interest rates. Interest rates are reset to market rates every 30-90 days.


                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On October 21, 1998, the Company entered into an Agreement and Plan of Merger (the "Agreement"), dated as of October 21, 1998, among EG&G, Inc. (the "Parent"), Lighthouse Weston Corp., a wholly owned subsidiary of the Parent (the "Purchaser") and the Company, pursuant to which the Parent agreed to acquire the Company for approximately $250 million in cash and assumed debt. Under the terms of the Agreement, subject to certain conditions, Purchaser agreed to commence a tender offer to purchase all outstanding shares of the Company's common stock for $7.75 per share in cash. The Agreement also provides that following consummation of the tender offer, Purchaser will be merged with Lumen and any remaining shares of the Company's common stock will be converted into the right to receive $7.75 per share. On October 27, 1998, Parent commenced a tender offer to purchase all outstanding shares of the Company's common stock. The tender offer was made by Purchaser upon the terms and subject to the conditions set forth in the Offer To Purchase, dated October 27, 1998, and related Letter of Transmittal (the "Offer") and is outlined in the Company's Schedule 14D-9 filed with the Securities and Exchange Commission and mailed to stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         27        Financial Data Schedule (for electronic filing only).

(b)      REPORTS ON FORM 8-K:

         Current Reports on Forms 8-K were filed during the quarter for which this Form 10-Q is filed:

---------------------------------------------------------------------------------------------------------------------
                REPORT                                ITEMS                               DATE OF REPORT
                                                REPORTED/FINANCIAL
                                                 STATEMENTS FILED
---------------------------------------------------------------------------------------------------------------------
               Form 8-K                 Reported  under  Item 2 the merger of             March 11, 1998
                                        ILC Technology, Inc. in and with a
                                        wholly-owned subsidiary of the
                                        registrant and the spinoff of the
                                        Registrant's interest in Bolle Inc.;
                                        and, reporting under Item 5 certain
                                        other corporate actions, including
                                        (without limitation) a one-for-two
                                        reverse stock split under Item 5 of the
                                        spinoff by the Registrant.
---------------------------------------------------------------------------------------------------------------------

SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LUMEN TECHNOLOGIES, INC.


Date:  November 12, 1998                   By:   /s/ Martin E. Franklin
                                               --------------------------------
                                               Martin E. Franklin
                                               Chairman


Date:  November 12, 1998                   By:   /s/ Ian G.H. Ashken
                                               --------------------------------
                                               Ian G.H. Ashken
                                               Chief Financial Officer

                                  EXHIBIT INDEX


The following Exhibits are filed herewith or incorporated by reference:

  EXHIBIT
   NUMBER                            DESCRIPTION
  -------                            -----------

    27           Financial Data Schedule (for electronic filing only)